Form 10-Q
period 1995-09-30
LOGITEK INC /NY
filed 1995-11-13
CIK 812083

Form 10-QSB

                                                                CONFORMED
                   Securities and Exchange Commission
                         Washington, D.C. 20549

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1995

                                   OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


      For the transition period from


          Commission File Number        0-15545


                         Logitek, Incorporated
         (Exact name of registrant as specified in its charter)


                        New York                   No. 11-2203507
                State or other jurisdiction of         (I.R.S Employer
                incorporation or organization          Identification No.)


 101 Christopher St., Ronkonkoma, N.Y. 11779
               (Address of principal executive offices and ZIP Code)


 Registrant's Telephone Number, including area code     516-467-4200


 Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, $.001, par value

 Title of Class                Name of each exchange on which registered
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the
past 90 days.  Yes  X   No

     As of November 1, 1995, their were 3,424,000 shares of common stock outstanding.
          LOGITEK, INC.

                Quarterly Report on Form 10-QSB


                INDEX


     Part 1:  FINANCIAL INFORMATION                                   Page 1

     Item 1.  Financial Statements

              Balance Sheets as of September 30, 1995 and June 30, 1995   3

              Statements of Operations and Retained Earnings for the
              Three Months Ended September 30, 1995 and 1994              4


              Statements of Cash Flows for the Three Months
              Ended September 30, 1995 and 1994                           5

              Notes to Financial Statements                               6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   7

     Part II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                            9

              Signatures                                                 10

     PART I - FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS
                          LOGITEK, INC
                         BALANCE SHEETS



                                                Septmeber 30     June 30
     ASSETS                                          1995         1995
                                                 unaudited
     Current Assets:
       Cash                                         $55,942     $139,751
       Accounts receivable, net of allowance
         for doubtful accounts:  September 30, 1994
         $1,065                                      487,365     341,777
       Inventories                                   837,536     811,036
       Prepaid expenses and other                     29,458      38,764
       Due from officer                                3,500       3,500
         Total Current Assets                      1,413,801   1,334,828
     Property and equipment, less
         accumulated depreciation                    688,659     694,378
     Other Assets:
     Deferred Income Taxes, State                      7,000       7,000
     Goodwill                                         34,441      34,441
       Other                                          29,933      29,756
         Total Assets                             $2,173,834  $2,100,403

     LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current Liabilities:
       Current portion of long-term debt            $283,293    $297,254
       Accounts payable                              423,454     312,952
       Accrued expenses                               32,874      92,545
          Total current liabilities                  739,621     702,751


     Long-term debt, less current maturities         447,772     461,265
     Deferred income taxes                            13,380      13,380
       Total Liabilities                           1,200,773   1,177,396

     STOCKHOLDERS' EQUITY
       Common stock, $.01 par value; authorized
        10,000,000 shares; issued 3,600,000 shares    36,000      36,000
       Capital in excess of par value                280,355     280,355
       Retained earnings                             662,206     612,152
       Sub-total                                     978,561     928,507
       Less:
        Treasury shares, at cost, 176,000 shares   ( 5,500)     (5,500)
           Total stockholders' equity                973,061     923,007
        Total liabilities and stockholders' equity $2,173,834 $2,100,403

                  See notes to the financial statements.




           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         For the Three Months Ended September 30, 1995 and 1994
                           (Unaudited)






                                             Three Months Ended
                                                September 30,

                                                1995          1994



     Net sales                                $701,760      $897,182

     Cost of goods sold                        429,122       573,778

       Gross profit                            272,638       323,404

     Operating expenses:
       Selling                                  49,010        72,138
       General and
        administrative                         122,006       142,458
      Research and development                  21,391        22,912
       Total operating expenses                192,407       237,508

     Income (loss) from operations              80,231        85,896

       Interest expense, net                    21,344        23,489


     Income (loss) before
      provision for income taxes                58,887        62,407

     Provision for income taxes                  8,833         4,099

     Net income (loss)                          50,054        58,308

     Retained earnings,  beginning of period   612,152       517,919

     Retained earnings, end of period         $662,206      $576,227


     Per share amounts
       Net income (loss)                         $.02          $.02

     Weighted average shares
       outstanding                           3,424,000     3,424,000



               See Notes to Financial Statements




     For the Three Months ended September 30, 1995 and 1994
                           (Unaudited)

                                            Three Months Ended
                                             September 30,
                                             1995         1994
     Net income (loss)                     $50,054     $58,308

     Adjustments to reconcile net
       income (loss) to cash provided
       by operations:
     Depreciation                           25,725      24,250
     Accounts receivable                  (145,588)    (64,497)
     Inventories                           (26,500)     53,046
     Prepaid expenses and other              9,306       7,901
     Due from officer                          -          (450)
     Other assets                             (177)       (150)
     Accounts payable                      110,502      66,194
     Accrued expenses                      (59,671)   (108,236)

       Total adjustments                   (86,403)    (21,942)

       Net cash provided by (used in) operating
     activities                            (36,349)     36,366
     Cash flows from financing activities:
     Long-term debt                        (27,454)    (47,705)
     Purchase of Property, Plant and Equipment
                                           (20,006)        -
       Net cash (used in) financing activities
                                           (47,460)     (47,705)

       Net increase (decrease) in cash     (83,809)     (11,339)

     Cash, beginning of period             139,751      279,223

     Cash, end of period                   $55,942     $267,884


     Supplemental disclosures:
       Cash paid for:
         Interest                           21,344       22,430


                  See notes to financial statements




                         Logitek Inc.
                   Notes to Financial Statements

     Note 1 - Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required therein. Certain information and footnote disclosures normally included in the financial statements in accordance with generally accepted accounting principles pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 1995.

The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

     NOTE 2 - Inventories

     Inventories consisted of the following:

                                        September 30,       June 30,



         Raw materials                   $361,379           $334,879
         Work-in-process                  205,089            205,089
         Finished goods                   271,068            271,068
            Total                        $837,536           $811,036


     For the three months ended September 30, 1995 the Company used the gross profit method to calculate ending inventory values.



 Note 3 - Provision for Income Taxes

The provision for income taxes differs from the amounts computed by applying the federal income tax rate to the income before income taxes due to the following:

                                             September 30,
                                                  %
                                              1995    1994

  Statutory rate                              34.0    34.0
  State income taxes, net of federal
           tax benefit                         2.0     6.6
  Utilization of tax credit carryforward     (21.0)  (34.0)
  Effective tax rate                          15.0     6.6




                                ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


The following table presents selected financial information for the periods September 30, 1995 and 1994.


                                                Three Months Ended
                                                   September 30,


                                                 1995        1994

     Net sales                                 $701,760   $897,182

     Gross profit                              $272,638   $323,404

     Gross margin                                 38.9%     36.1%

     Net income (loss)                          $50,054    $58,308

     Net income (loss), per share                 $0.02     $0.02



General

Logitek, Inc. (the "Company") reported net income of $50,054 for the three months ended September 30, 1995 versus $58,308 for the prior year period.

The Company's sales backlog is aproximately $2,000,000 at September 30, 1995 versus $900,000 at September 30, 1994.This reflects a trend that is expected to continue during the second quarter of fiscal 1996 based upon the increased level of sales activity.

Results of Operations


Net sales for the three months ended September 30, 1995 were $701,760 compared to $897,182 or an decrease of $195,422, or 21.8%, from the prior year period. As a result of the increase in sales backlog the company expects this trend to reverse in the coming quarters of fiscal 1996.

Gross profit improved to 38.9% in the quarter ended September 30, 1995 compared to 36.1% for the prior year quarter as a result of better cost management. The company expects this trend to continue as is expands its sales base. The Company is continuing to take steps to gain greater control over its direct material and labor costs by bringing on line fully automatic test and manufacturing equipment.

Operating expenses for the three months ended September 30, 1995 decreased 45,101, or 18.9%. Once again this reflects the company's commitment to a more efficient operation.

    Liquidity

As of September 30 and June 30, 1995 the Company had cash on hand of $55,942 and $139,951, respectively; and, as of September 30, 1995, the Company's current ratio was 1.90 compared to 1.90 at June 30, 1995. Total borrowings were $731,065 at September 30, 1994 and $758,519 at June 30, 1995, or a
decrease of $27,454 while accounts payable and accrued expenses increased
$41,998.

The Company is in negotiations with the lender providing the Company's term loan due December 31, 1995. The balance of such loan as of September 30, 1995 was $230,000. It is the Company's desire to have the term loan renewed under the existing conditions of the loan which calls for monthly payments of $5,000 per month plus interest at 1.75 points above the bank's prime lending rate, which totals 9.5% as of September 30, 1995.

The Company does not anticipate any new borrowings, however, if the need arises to purchase equipment in its continuing effort to modernize its manufacturing capability it is the Company's intention to lease such equipment on more favorable terms than an outright purchase.

                   PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K - None

                           SIGNATURES



     Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LOGITEK, INC.
                                                   Registrant






          Date:            11/ 10 / 95       By:  /s/ Herbert L. Fischer
                                                  Herbert L. Fischer
                                                President and
                                             Chief Executive Officer





          Date:           11/ 10 / 95             By:  /s/ Herbert L. Fischer
                                              Herbert L.Fischer
                                             Chief Financial Officer

                           SIGNATURES



     Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LOGITEK, INC.
                                                   Registrant






          Date:              /    / 94            By:
                                                Herbert L. Fischer
                                              President and
                                              Chief Executive Officer





          Date:             /    / 94             By:
                                             Michael P. Sable
                                               Vice President and
                                              Chief Financial Officer