Form 10-Q
period 1995-12-31
LOGITEK INC /NY
filed 1996-02-09
CIK 812083

Form 10-QSB
                                                                  CONFORMED
                    Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 1995

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


Securitie  s registered pursuant to Section 12(g) of the Act:

 Common Stock, $.001, par value                None
     Title of Class           Name of each exchange on which registered

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for
the past 90 days.  Yes  X   No
As of February 1, 1994, their were 3,424,000 shares of common stock outstanding.

                   LOGITEK, INC.

                   Quarterly Report on Form 10-QSB


                   INDEX


                                                                    Page #


Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of December 31, 1995 and June 30, 1995        3

        Statements of Operations and Retained Earnings for the Six
        and Three Months Ended December 31, 1995 and 1994               4

        Statements of Cash Flows for the Six and Three Months
        Ended December 31, 1995 and 1994                                5

        Notes to Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       7

Part II:OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders             9

Item 6. Exhibits and Reports on Form 8-K
         a)  Exhibits                                                   9
         b)  Reports on Form 8-K                                        9

Signatures                                                             10

                    PART I - FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENT
                         LOGITEK, INC.
                        BALANCE SHEETS

                                   December 31,               June 30,
ASSETS                                 1995                     1995
Current Assets:                     (Unaudited)
  Cash                                $96,585                 $139,751
  Accounts Receivable                 586,430                  341,777
  Inventories (Note 2)                931,036                  811,036
  Prepaid expenses and other           52,928                   38,764
  Due from officer                     30,500                    3,500
   Total Curent Assets              1,697,479                1,334,828
Property and equipment, less
   accumulated depreciation           712,737                  694,378
Other Assets:
   Deferred Income Taxes                7,000                    7,000
   Goodwill                            34,441                   34,441
   Other                               30,120                   29,756
     Total Assets                   2,481,777                2,100,403

LIABILITIES AND STOCKHOLDERS  EQUITY:
Current Liabilities:
 Current portion of long-term debt    285,209                  297,254
 Accounts payable                     520,260                  312,952
 Accrued expenses                     124,477                   92,545
  Total current liabilities           929,946                  702,751

Long-term debt                        464,170                  461,265
Deferred income taxes                  35,980                   13,380
 Total liabilities                  1,430,096                1,177,396

STOCKHOLDERS  EQUITY
Common Stock, $.01 par value; authorized
10,000,000 shares;issued 3,600,000     36,000                   36,000
Capital in excess of par value        280,355                  280,355
Retained earnings                     740,826                  612,152
Sub-total                           1,057,181                  928,507
Less:
Treasury shares,at cost,176,000 sh     (5,500)                  (5,500)
  Total Stockholders  equity        1,051,681                  923,007
 Total liabilities and  equity      2,481,777                2,100,403


                    See notes to financial statements.

                                  LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         For the Three and Six Months Ended December 31, 1995 and 1994
                                  (Unaudited)

                                    Three Months Ended      Six Months Ended
                                       December 31,           December 31
                                     1995      1994         1995     1994

Net sales                         $970,077   $763,502   $1,671,837 $1,660,684
Cost of goods sold                 564,981    521,070      994,103  1,094,848
  Gross profit                     405,096    242,432      677,734    565,836

Operating expenses:
  Selling                           71,321    64,215       120,331    136,353
  General and
   administrative                  187,606   148,781       309,612    291,239
  Research and development          32,855    22,661        54,246     45,573
  Total operating expenses         291,782   235,657       484,189    473,165

Income (loss) from operations      113,314    6,775        193,545     92,671

Other (income) expense:
  Interest expense, net             20,927   26,777         42,271     50,266

Total other (income) expense        20,927   26,777         42,271     50,266

Income (loss) before
 provision for income taxes         92,387  (20,002)       151,274     42,405

Provision for income taxes (Note 3) 13,767  (11,940)        22,600     (7,841)

Net income (loss)                   78,620   (8,062)       128,674      50,246

Retained earnings,
 beginning of period               662,206   576,227       612,152     517,919


Retained earnings,
 end of period                    $740,826  $568,165       $740,826   $568,165

Per share amounts
  Net income (loss)                 $0.02    $0.00           $0.04      $0.01

Weighted average shares
  outstanding                    3,424,000  3,424,000    3,424,000   3,424,000


                     See notes to financial statements.


                        STATEMENTS OF CASH FLOWS
      For the Six and Three Months Ended December 31, 1995 and 1994
                                (Unaudited)

                               Three Months Ended         Six Months Ended
                                  December 31,              December 31,
                                1995     1994          1995         1994
Net income (loss)              78,620  ($8,062)     $128,674       $50,246
Adjustments to reconcile net
  income (loss) to cash provided
 (used) by operations:
 Depreciation                  25,725   24,250       51,450        48,500

 Amortization of unearned
   compensation                  -        -            -              -
Accounts receivable           (99,065)  70,441     (244,653)       5,944
Inventories                   (93,500) (42,327)    (120,000)      10,719
Prepaid expenses and other    (23,470) (17,352)     (14,164)      (9,451)
Other assets                     (187)      39         (364)        (111)
Accounts Payable               96,806   22,154      207,308       88,348
Accrued expenses               91,603  (56,909)      31,932     (165,145)
Due from officer             ( 27,000)  14,550      (27,000)      14,100
Deferred taxes                 22,600  (10,000)      22,600      (10,000)
 Total adjustments             (6,488)   4,846     ( 92,891)     (17,096)
Net cash provided (used) by
operating activities          72,132   (3,216)       35,783       33,150

Cash flows from investing activities:
  Purchase of equipment       (49,803)   -          (69,809)         -
Net cash provided by
 investing activities           0        0               0           0


Cash flows from financing activities:
 Repayment of long-term debt  18,314   (32,176)     (9,140)       (79,881)
 Capitalized lease obligation    0     (10,152)        0          (10,152)
Net cash (used) by financing  18,314   (42,328)     (9,140)       (90,033)

Net increase (decrease)       40,643   (45,544)    (43,166)       (56,883)
Cash, beginning of period     55,942   267,884     139,751        279,223

Cash, end of period          $96,585  $222,340     $96,585       $222,340

Supplemental disclosures:
 Cash paid for:
  Interest                   $20,927   $26,253     $42,271        $50,267


                    See notes to financial statements.






LOGITEK, INC.
 Notes to Financial Statements

Note 1 - Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit,pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required therein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 1995.

The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories

Inventories consisted of the following:




                                   December 31,         June 30,
                                      1995                1995

     Raw materials                 $454,879             $334,879
     Work-in-process                205,089              205,089
     Finished goods                 271,068              271,068
        Total                      $931,036             $811,036


For the three and six months ended December 31, 1995 the Company used the gross profit method to calculate ending inventory values.


Note 3 - Provision for Income Taxes
Income taxes were different from the amounts computed by applying the federal income tax rate to the income before taxes due to the following:




                         Three Months Ended         Six Months Ended
                       12/31/95   12/31/94          12/31/95  12/31/94

 Statutory rate           34%       (34)%              34%     (34%)

 Limitation of benefit of net
 operating losses                    34                          34

 State income taxes, net of
 federal tax benefit       2          6                 4        12

 General Business Credit  (11)                        (13)
 Refund of prior
 federal taxes                      (16)                        (7)


 Revrersal of prior year deferred
 tax provisions           (10)      (50)              (10)      (24)


 Effective tax rate        15%      (60)%              15%      (19%)


                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

The following table presents selected financial information for the periods December 31, 1995 and 1994, respectively.


                           Three Months Ended       Six Months Ended
                              December 31             December 31,
                              1995     1994           1995      1994

Net sales                  $970,077  $763,502     $1,671,837 $1,660,684
Gross profit               $405,096  $242,432       $677,734   $565,836
Gross margin                  41.7%    31.8%           40.5%     34.1%
Operating expenses         $291,782  $235,657       $484,189   $473,165
Legal settlement income       -         -               -          -
Loss on disposal of fixed
  assets                      -         -
Net income (loss            )$78,620  ($8,062)      $128,674     $50,246


General
Logitek, Inc. (the "Company") reported a profit of $128,674 for the six months ended December 31,1995 versus a profit of $50,246 for the prior year period.For the quarter ended December 31, 1995 the Company reported a profit of $78,620 compared to a loss of ($8,062) for the prior year quarter.




Results of Operations
Net sales for the first six months of fiscal 1995 were $1,671,837 compared to $1,660,684, or an increase of $11,153. Net sales for the quarter ended December 31, 1995 were $970,077 compared to $763,502 or an increase of $206,575.

Gross profit increased to 40.5% in the current six month period compared to 34.1% for the prior year.

Operating expenses for the six months ended December 31, 1995 increased
$11,024.









                                 Liquidity

As of December 31, 1995 and June 30, 1995 the Company had cash on hand of $96,585 and $139,751, respectively; and, as of December 31, 1995 the Company's current ratio was 1.83 compared to 1.90 as of June 30, 1995. Total borrowings were $749,379 at December 31, 1995, and $758,579 at
June 30, 1995. This represents a decrease of $9,200.
The Company does not anticipate any new borrowings, however, if the need arises to purchase equipment in its continuing effort to modernize its manufacturing capability it is the Company's intention to lease such equipment rather than purchase in order to conserve as much cash as possible.

                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's regularly scheduled Annual Meeting held on November 22, 1994 the following votes were recorded:

     1. To elect a partial board of two directors, each to serve for a term of one year or until his successor shall have been duly elected and qualified:

                                            Votes Cast
                                   For        Against    Abstained

        Herbert L. Fischer       2,316,236     2,300      14,840
        Howard Fein              2,278,001     2,300      14,840
        Frank Vucci              2,272,988     2,000      14,840

     2. To elect Marcum & Kliegman, Certified Public Accountants as the Company's Independent certified accountants:

                                             Votes Cast
                                   For        Against    Abstained

                                2,310,001      8,700      10,200


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits - There are no exhibits being filed with this report.

          (b)  Reports on Form 8-K - None

                                SIGNATURES



Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             LOGITEK, INC.
                                              Registrant






     Date:            2/ 10 / 96             By:  /s/ Herbert L. Fischer
                                             Herbert L. Fischer
                                           President and
                                        Chief Executive Officer

                                SIGNATURES