Form 10-Q/A
period 1995-09-30
LOGITEK INC /NY
filed 1996-02-22
CIK 812083

Form 10-QSB  AMENDMENT #1
                                                                CONFORMED
                   Securities and Exchange Commission
                         Washington, D.C. 20549

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


   Part II: OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K                             9

                           Signatures                                    10

               PART II - OTHER INFORMATION





     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K - None

          (c)  Article 27

                      SIGNATURES




     Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LOGITEK, INC.
                                                   Registrant






          Date:            2/ 22/ 96       By:  /s/ Herbert L. Fischer
                                                  Herbert L. Fischer
                                                President and
                                             Chief Executive Officer