Form 10-Q
period 1996-03-31
LOGITEK INC /NY
filed 1996-05-13
CIK 812083

Form 10-QSB
                                                                  CONFORMED
                    Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1996

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) ofthe Securities Exchange Act of 1934 during the past 12 months (or for such shorter period thatthe registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.  Yes  X   No

As of February 1, 1994, their were 3,424,000 shares of common stock outstanding.

                   LOGITEK, INC.

                   Quarterly Report on Form 10-QSB


                   INDEX







                                                          Page #

Part 1:FINANCIAL INFORMATION

Item 1.Financial Statements

    Balance Sheets as of March 31, 1996 and June 30, 1995        3

    Statements of Operations and Retained Earnings for the Nine
    and Three Months Ended March 31, 1996 and 1995               4

    Statements of Cash Flows for the Nine and Three Months
    Ended March 31, 1996 and 1995                                5

    Notes to Financial Statements                                6

Item 2.Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                    7

Part II:OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders

Item 6.Exhibits and Reports on Form 8-K

  a)  Exhibits                                                9

  b)  Reports on Form 8-K                                     9


Signatures                                                    10

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                              LOGITEK, INC
                              BALANCE SHEETS





ASSETS                                March 31,1996       June 30,1995


Current Assets:                                  (unaudited)
  Cash                                 $336,834             $139,751
  Accounts Receivable                   288,136              341,777
  Inventories (Note 2)                1,019,536              811,036
  Prepaid expenses and other             55,660               38,764
  Due from officer                       30,500                3,500
   Total Current Assets               1,730,666            1,334,828

Property and equipment, less
    accumulated depreciation            703,554              694,378
Other Assets:
Deferred Income Taxes                    7,000                 7,000
Goodwill                                34,441                34,441
  Other                                 29,698                29,756
    Total Assets                     2,505,359             2,100,403



LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion of long-term debt (Notes 3 & 4)$140,160   $297,254
  Accounts payable                                504,221    312,952
  Accrued expenses                                179,572     92,545
     Total current liabilities                    823,953    702,751


Long-term debt, less current  (Notes 3 & 4)       577,448    461,265
Deferred income taxes                              30,831     13,380
  Total Liabilities                             1,432,232  1,177,396

STOCKHOLDERS' EQUITY

 Common stock, $.01 par value; authorized
 10,000,000 shares; issued 3,600,000 shares       36,000      36,000
  Capital in excess of par value                 280,355     280,355
  Retained earnings                              762,272     612,152
  Sub-total                                    1,078,627     928,507
  Less:
    Treasury shares, at cost, 176,000 shares     (5,500)      (5,500)

      Total stockholders' equity               1,073,127     923,007

 Total liabilities and stockholders' equity   $2,505,359   $2,100,403




                  See notes to the financial statements.

                                LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          For the Three and Nine Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                              Three Months Ended           Nine Months Ended
                                 March 31,                      March 31
                                1996        1995            1996       1995

Net sales                      $862,735  $611,413       $2,534,572 $2,272,097

Cost of goods sold              502,683   413,484        1,496,786  1,508,332

  Gross profit                  360,052   197,929        1,037,786    763,765

Operating expenses:

  Selling                        82,579    57,923         202,910     194,276

  General and
   administrative (Note 4)      177,477   116,059         487,089     407,298

  Research and development       53,780    12,347         108,026     57,920

  Total operating expenses      313,836   186,329         798,025     659,494

Income (loss) from operations    46,216    11,600          39,761     104,271

Other (income) expense:
  Interest expense, net          20,770    18,971          63,041     69,237
  Legal settlement (Note 3)        -          -               -          -
  Loss on disposal of fixed assets -          -

Total other (income) expense     20,770    18,971          63,041     69,237

Income (loss) before
provision for income taxes       25,446    (7,371)        176,720     35,034

Provision for Income taxes        4,000    (10,000)        26,600   (17,841)

Net income (loss)                21,446     2,629         150,120    52,875

Retained earnings,
 beginning of period            740,826    568,165        612,152    517,919

Retained earnings,
end of period                   762,272    570,794        762,272    570,794


Per share amounts
Net income (loss)                $0.01     $.01           $0.04      $0.01

Weighted average shares
  outstanding                  3,424,000 3,424,000      3,424,000  3,424,000


                      See notes to financial statements.

                                  LOGITEK, INC.
                            STATEMENTS OF CASH FLOWS
          For the Nine and Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                            Three Months Ended              Nine Months Ended
                               March 31,                         March 31,
                              1996       1995                1996       1995

Net income (loss)            $21,446   $2,629             $150,120   $52,875

Adjustments to reconcile net
  income (loss) to cash provided
  (used) by operations:
  Depreciation               24,250    24,250             72,750     72,750
  Amortization of unearned
    compensation               -         -                  -          -
   Accounts receivable       298,294   14,182             53,641     20,126
   Inventories               (88,500)  (8,615)          (208,500)     2,104
   Prepaid expenses and other(2,732)    29,900           (16,896)    20,449
   Other assets                 422       32                 58        (80)
   Accounts payable          (16,039)   (2,906)          191,269     85,442
   Accrued expenses           55,095   (109,652)          87,027   (274,796)
   Due from officer              0        (300)          (27,000)    13,800
   Deferred taxes             (5,149)  (10,000)           17,451    (20,000)
   Total adjustments         265,641   (63,109)          169,800    (80,205)

Net cash provided (used) by
   operating activities      287,087  (60,480)           319,920     (27,330)
Cash flows from investing activities:
   Acquisition of equipment  (15,060) (15,668)          (81,926)    (15,668)

Net cash provided by
  investing activities       (15,060) (15,668)          (81,926)    (15,668)

Cash flows from financing activities:
  Repayment of long-term debt(31,778) (22,266)          (40,911)   (102,147)
  Capitalized lease obligation   0        0                 0      (10,152)

Net cash (used) by financing activities
                             (31,778) (22,266)          (40,911)   (112,299)

Net increase (decrease) in cash
                             (45,544)  (6,466)           (56,883)    79,777
Net increase (decrease) in cash
                              240,249   (98,414)         197,083   (155,297)

Cash, beginning of period      96,585   222,340          139,751    279,223

Cash, end of period           $336,834  $123,926        $336,834   $123,926

Supplemental disclosures:
  Cash paid for:
    Interest                  $20,770   $18,971         $63,041     $69,237

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

The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories

Inventories consisted of the following:

                                      March 31,                June 30,
                                         1996                    1995

   Raw materials                       $543,379                $334,879
   Work-in-process                      205,089                 205,089
   Finished goods                       271,068                 271,068

     Total                           $1,019,536                $811,036

For the three and nine months ended March 31,1996 the Company used the gross profit method to calculate ending inventory values.


Note 5 - Provision for Income Taxes
Income taxes were different from the amounts computed by applying the federal income tax rate to the income before taxes due to the following:




                        Three Months Ended          Nine Months Ended
                         3/31/96  3/31/95            3/31/96  3/31/95

  Statutory rate           34%     (34)%              34%      34%

  Limitation of benefit of net
   operating losses                 34                         (34)

  State income taxes, net of
  federal tax benefit       2       6                 2         6

  General Business Credit (21)                      (21)


  Reversal of Prior Year
   Deferred Tax                   (142)                       (57)


 Effective tax rate        15%    (136)%             15%      (51)%



                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

The following table presents selected financial information for the periods March 31, 1996 and 1995, respectively.

                          Three Months Ended       Nine Months Ended
                                March 31               March  31,

                             1996     1995           1996      1995

Net sales                  $862,735  $611,413      $2,534,572 $2,272,097

Gross profit               $360,052  $197,929      $1,037,786   $763,765

Gross margin                 41.7%     32.4%         40.9%        33.6%

Operating expenses         $313,836  $186,329       $798,025    $659,494

Net income (loss)           $21,446    2,629        $150,120     $52,875



General

Logitek, Inc. (the "Company") reported a profit of $150,120 for the nine months ended March 31, 1996 versus a profit of $52,875 for the prior year period. For the quarter ended March 31, 1996 the Company reported a profit of $21,446 compared to a profit of $2,629 for the prior year quarter.


Results of Operations

Net sales for the first nine months of fiscal 1996 were $2,534,572 compared to $2,272,097, or an increase of $262,475. Net sales for the quarter ended March 31, 1996 were $862,735 compared to $611,413 or an increase of $251,322.

Gross profit increased to 40.9% in the current nine month period compared to 33.6% for the prior year.

Operating expenses for the nine months ended March 31, 1996 increased
$138,531.



Liquidity

As of March 31, 1996 and June 30, 1995 the Company had cash on hand of $336,834 and $139,751, respectively; and, as of March 31, 1996 the Company's current ratio was 2.10 compared to 1.90 as of June 30, 1995. Total borrowings were $717,608 at March 31, 1996, and $ 758,579 at June 30, 1995.
This represents a decrease of $40,971.

The Company does not anticipate any new borrowings, however, if the need arises to purchase equipment in its continuing effort to modernize its manufacturing capability it is the Company's intention to lease such equipment rather than purchase in order to conserve as much cash as possible.

                     PART II - OTHER INFORMATION

Item 4. Exhibits and Reports on Form 8-K


         a) Exhibits- There are no exhibits being filed with this report

         b) Reports on Form 8-K None

                                SIGNATURES



Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             LOGITEK, INC.
                                              Registrant






     Date:            5/13/96      By:
                                           Herbert L. Fischer
                                         President and
                                         Chief Executive Officer