Form 10-Q
period 1996-09-30
LOGITEK INC /NY
filed 1996-11-18
CIK 812083

Form 10-QSB
                                                                  CONFORMED
                    Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1996

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

As of November 1, 1996, their were 3,424,000 shares of common stock outstanding.

                   LOGITEK, INC.

                   Quarterly Report on Form 10-QSB


                   INDEX







                                                            Page #


Part 1:FINANCIAL INFORMATION



Item 1.Financial Statements


  Balance Sheets as of September 30, 1996 and June 30, 1996            3


  Statements of Operations and Retained Earnings for the
    Three Months Ended September 30, 1996 and 1995                     4

  Statements of Cash Flows for the Three Months
    Ended September 30, 1996 and 1995                                  5

  Notes to Financial Statements                                        6


Item 2.Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                           7


Part II:OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K                                9


       Signatures                                                     10

                PART I - FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS
                         LOGITEK, INC
                        BALANCE SHEETS




ASSETS                                 September 30,1996      June 30,1996

Current Assets:                           (unaudited)
 Cash                                       $113,513            $348,979
 Accounts receivable,                        375,237             328,801
 Inventories                               1,108,074           1,018,074
 Prepaid expenses and other                   59,511              33,941
 Due from officer                             30,500              30,500
    Total Current Assets                   1,686,835           1,760,295
Property and equipment, less
    accumulated depreciation                 705,277             720,929
Other Assets:
Deferred Income Taxes, State                   7,000               7,000
Goodwill                                      34,441              34,441
  Other                                       35,145              33,111
    Total Assets                          $2,468,698          $2,555,776


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion of long-term debt         $146,377            $147,641
  Accounts payable                           526,204             463,889
  Accrued expenses                            49,628             166,561
     Total current liabilities               722,209             778,091


Long-term debt, less current maturities      545,912             581,323
Deferred income taxes                         16,556              13,380
  Total Liabilities                        1,284,677           1,372,794

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; authorized
10,000,000 shares; issued 3,600,000 shares    36,000              36,000
  Capital in excess of par value             280,355             280,355
  Retained earnings                          873,166             872,127
  Sub-total                                1,189,521           1,188,482
  Less:
  Treasury shares, at cost, 176,000 shares   (5,500)             (5,500)
      Total stockholders' equity           1,184,021           1,182,982
Total liabilities and stockholders' equity$2,468,698          $2,555,776


                  See notes to the financial statements.

                               LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             For the Three Months Ended September 30, 1996 and 1995
                                  (Unaudited)



                                                 Three Months Ended
                                                    September 30,
                                                1996            1995


Net sales                                     $708,113        $701,760

Cost of goods sold                             469,135         429,122

Gross profit                                   238,978         272,638

Operating expenses:
  Selling                                       65,691          49,010
  General and
   administrative                              104,705         122,006

 Research and development                       47,340          21,391

  Total operating expenses                     217,736         192,407

Income (loss) from operations                   21,242          80,231

  Interest expense, net                         19,943          21,344

Income (loss) before
 provision for income taxes                      1,299          58,887

Provision for income taxes                         260           8,833

Net income (loss)                                1,039          50,054

Retained earnings,  beginning of period        872,127          612,152

Retained earnings, end of period               $873,166        $662,206

Per share amounts
  Net income (loss)                              $.00            $.02

Weighted average shares
  outstanding                                3,424,000         3,424,000






                       See Notes to financial statements

                                   LOGITEK INC.
                            STATEMENTS OF CASH FLOWS
             For the Three Months ended September 30, 1996 and 1995
                                  (Unaudited)



                                                Three Months Ended
                                                   September 30,
                                                   1996         1995

Net income (loss)                                 $1,039       $50,054
Adjustments to reconcile net
  income (loss) to cash provided
  by operations:
Depreciation                                     27,525         25,725
Accounts receivable                             (46,436)      (145,588)
Inventories                                     (90,000)       (26,500)
Prepaid expenses and other                      (25,570)         9,306
Due from officer                                    -              -
Other assets                                     (2,034)          (177)
Accounts payable                                 62,315        110,502
Accrued expenses                               (113,757)       (59,671)
  Total adjustments                            (187,957)       (86,403)

Net cash provided by (used in) operating
activities                                     (186,918)       (36,349)

Cash flows from financing activities:
Long-term debt                                  (36,675)       (27,454)
Purchase of Property, Plant and Equipment       (11,873)       (20,006)
  Net cash (used in) financing activities       (48,548)       (47,460)
  Net increase (decrease) in cash              (235,466)       (83,809)
Cash, beginning of period                       348,979        139,751
Cash, end of period                            $113,513        $55,942


Supplemental disclosures:
  Cash paid for:
    Interest                                    19,943          21,344





                     See notes to financial statements

                            LOGITEK, INC.
                      Notes to Financial Statements

Note 1 - Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit,pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required therein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 1996.

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories

Inventories consisted of the following:


                                            September 30,    June 30,
                                                1996          1996

Raw materials                                $569,414       $479,414
Work-in-process                               282,155        282,155
Finished goods                                256,505        256,505
   Total                                   $1,108,074     $1,018,074


For the three months ended September 30, 1996 the Company used the gross profit method to calculate ending inventory values.

Note 3 - Provision for Income Taxes

The provision for income taxes differs from the amounts computed by applying the federal income tax rate to the income before income taxes due to the following:


                                     September 30,
                                    1996       1995


Statutory rate                       34.0      34.0
State income taxes, net of federal
        tax benefit                   2.0       2.0

Utilization of tax credit
carryforward                        (16.0)     (21.0)

Effective tax rate                   20.0       15.0

                               ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


The following table presents selected financial information for the periods September 30, 1996 and 1995.








                                               Three Months Ended
                                                  September 30,

                                                 1996        1995

Net sales                                     $708,113     $701,760

Gross profit                                  $238,978     $272,638

Gross margin                                    33.7%       38.9%

Net income (loss)                              $1,039      $50,054

Net income (loss), per share                    $0.00       $0.02


General

Logitek, Inc. (the "Company") reported net income of $1,039 for the three months ended September 30, 1996 versus $50,054 for the prior year period.

The Company's sales backlog is aproximately $2,200,000 at September 30, 1996 versus $2,000,000 at September 30, 1995.This reflects a trend that is expected to continue during the second quarter of fiscal 1997 based upon the increased level of sales activity.

Results of Operations


Net sales for the three months ended September 30, 1996 were $708,113 compared to $701,760 or an increase of $6,353, or 1%, from the prior year period. As a result of the increase in sales backlog the company expects this trend to continue in the coming quarters of fiscal 1997.



Gross profit decreased to 33.7% in the quarter ended September 30, 1996 compared to 38.9% for the prior year quarter. This decrease in gross profit is a result of the company increasing certain costs in preparation for handling the increased sales backlog.

Operating expenses for the three months ended September 30, 1996 increased $25,329, or 13%.This occurred as a result of additional overhead incurred as the company plans for greater sales volume based on increased bookings and increased sales activity. The expected increased sales volume is typically not realized during this quarter due to vacation and holiday shutdown.The company expects ,however , that sales volume will increase in the second quarter to the planned level.

Liquidity

As of September 30 and June 30, 1996 the Company had cash on hand of $113,513 and $348,979, respectively; and, as of September 30, 1996, the Company's current ratio was 2.30 compared to 2.30 at June 30, 1996. Total borrowings were $692,289 at September 30, 1996 and $728,964 at June 30, 1996, for a
decrease of $36,675 while accounts payable and accrued expenses decreased
$54,618.


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





                                   LOGITEK, INC.
                                   Registrant






     Date:            11/ 13 / 96       By:  /s/ Herbert L. Fischer
                                        Herbert L. Fischer
                                        President and
                                        Chief Executive Officer





Date:           11/ 13 / 96             By:  /s/ Herbert L. Fischer
                                        Herbert L.Fischer
                                        Chief Financial Officer