Form 10-Q
period 1996-12-31
LOGITEK INC /NY
filed 1997-02-14
CIK 812083

Form 10-QSB
                                                              CONFORMED
                 Securities and Exchange Commission
                     Washington, D.C. 20549

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 1996

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d)ofthe Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the
past 90 days.  Yes  X   No

As of November 1, 1996, their were 3,424,000 shares of common stock outstanding.

                   LOGITEK, INC.

                   Quarterly Report on Form 10-QSB


                   INDEX




                                                                Page #


Part 1:FINANCIAL INFORMATION

Item 1.Financial Statements

  Balance Sheets as of December 31, 1996 and June 30, 1996           3

  Statements of Operations and Retained Earnings for the Six
  and Three Months Ended December 31, 1996 and 1995                  4

  Statements of Cash Flows for the Six and Three Months
    Ended December 31, 1996 and 1995                                 5

  Notes to Financial Statements                                      6


Item 2.Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                         6


Part II: OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders            9

Item 6. Exhibits and Reports on Form 8-K
       a)  Exhibits                                                   9

       b)  Reports on Form 8-K                                        9


Signatures                                                           10

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                              LOGITEK, INC
                              BALANCE SHEETS



ASSETS                           December 31,1996          June 30,1996

Current Assets:                    (unaudited)

Cash                                 $109,842                $348,979
Accounts Receivable                   525,718                 328,801
Inventories (Note 2)                1,113,464               1,018,074
Prepaid expenses and other             15,579                  33,941
Due from officer                       30,500                  30,500
    Total Current Assets            1,795,103               1,760,295

Property and equipment, less
    accumulated depreciation          677,752                 720,929
Other Assets:
Deferred income taxes, state            7,000                   7,000
Goodwill                               34,441                  34,441
Other                                  33,517                  33,111
   Total Assets                    $2,547,813              $2,555,776

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Current portion of
 long-term debt (Notes 3 & 4)        $149,017                $140,491
Capitalized lease obligation,
    current                             7,150                   7,150
Accounts payable                      486,109                 463,889
Accrued expenses                       82,504                 166,561
     Total current liabilities        724,780                 778,091

Capitalized lease obligation,
less current portion                   37,133                  39,402


Long-term debt,
less current maturities (Notes 3 & 4) 463,654                 541,921
Deferred income taxes                  17,466                  13,380
  Total Liabilities                 1,243,033               1,372,794

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized
10,000,000 shares;
issued 3,600,000 shares                36,000                  36,000
Capital in excess of par value        280,355                 280,355
Retained earnings                     993,925                 872,127
  Sub-total                         1,310,280               1,188,482
Less:Treasury shares,
at cost, 176,000 shares                (5,500)                 (5,500)
Total stockholders' equity          1,304,780               1,182,982
Total liabilities and
stockholders' equity               $2,547,813              $2,555,776




               See notes to the financial statements.

                            LOGITEK, INC
             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     For the Three and Six Months Ended December 31, 1996 and 1995
                                (Unaudited)





                               Three Months Ended         Six Months Ended
                                 December 31,                December 31,
                                 1996      1995             1996      1995

Net sales                   $1,084,930    $970,077      $1,793,043 $1,671,837
Cost of goods sold             641,657     564,981       1,110,792    994,103
  Gross profit                 443,273     405,096         682,251    677,734
Operating expenses:
  Selling                       74,285      71,321         139,976    120,331
  General and
   administrative (Note 4)     148,191     187,606         252,896    309,612
  Research and development      48,346      32,855          95,686     54,246
Total operating expenses       270,822     291,782         488,558    484,189

Income (loss) from operations  172,451     113,314         193,693    193,545

Other (income) expense:
  Interest expense, net         21,502      20,927          41,445     42,271
Total other (income) expense    21,502      20,927          41,445     42,271

Income (loss) before
provision for income taxes     150,949      92,387         152,248    151,274

Provision for income taxes      30,190      13,767          30,450     22,600

Net Income (Loss)              120,759      78,620         121,798    128,674

Retained earnings ,
beginning of period            873,166     662,206         872,127    612,152

Retained earnings,
end of period                 $993,925    $740,826        $993,925   $740,826

Per share amounts
Net Income (loss)               $0.04       $0.02           $0.04     $0.04

Weighted average shares
outstanding                  3,424,000    3,424,000     3,424,000   3,424,000



                      See notes to financial statements.

                                LOGITEK INC.
                            STATEMENTS OF CASH FLOWS
          For the Three and Six Months Ended December 31,1996 and 1995
                                  (Unaudited)

                          Three Months Ended                Six Months Ended
                              December 31,                    December 31,
                             1996         1995             1996       1995


Net income (loss)          $120,759     $78,620         $121,798   $128,674
Adjustments to
reconcile net income
(loss) to cash provided
 (used) by operations:
Depreciation                24,250      25,725          48,500     51,450
Accounts Receivable       (150,481)    (99,065)       (196,917)  (244,653)
Inventories                 (5,390)    (93,500)        (95,390)  (120,000)
Prepaid expenses and other  43,932     (23,470)         18,362    (14,164)
Other assets                 1,628        (187)           (406)      (364)
Accounts Payable           (40,095)     96,806          22,220    207,308
Accrued Expenses            46,576      91,603         (84,057)    31,932
Due from officer               0       (27,000)             0     (27,000)
Deferred taxes                 910      22,600           4,086     22,600
  Total adjustments        (78,670)     (6,488)       (283,602)   (92,891)
Net cash provided(used) by
  operating activities      42,089      72,132        (161,804)    35,783

Cash flows from
investing activities:
purchase of equipment        (3,275)   (49,803)        (5,323)    (69,809)

Net cash provided by
investing activities         (3,275)   (49,803)        (5,323)    (69,809)
Cash flows from financing
activities:
Repayment of long term debt  (41,350)  18,314          (69,741)    (9,140)
Capitalized lease obligation  (1,135)      0            (2,269)      0
Net cash (used) by
financing activities         (42,485)  18,314          (72,010)    (9,140)

Net increase
(decrease) in cash             (3,671   40,643         (239,137)   (43,166)

Cash, beginning of period     113,513   55,942         348,979     139,751

Cash , end of period          109,842   55,942         109,842     96,585

Supplemental disclosures:
  Cash paid for :
     Interest                 $26,253   $20,927        $50,267     $42,271


                     See notes to financial statements




                                 ITEM 2
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
                              LOGITEK, INC.
                      Notes to Financial Statements
Note 1 - Basis of Presentation

The financial statements included herein have been prepared by the Company, withoutaudit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required therein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 1996. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2- Inventories
Inventories consisted of the following:

                             December 31,                June 30,
                                1996                       1996
     Raw materials           $524,333                    $479,414
     Work-in-process          308,592                     282,155
     Finished goods           280,539                     256,505

        Total              $1,113,464                  $1,018,074


For the three and six months ended December 31, 1996 the Company used the gross profit method to calculate ending inventory values.

Note 5 - Provision for Income Taxes
Income taxes were different from the amounts computed by applying the federal income tax rate to the income before taxes due to the following:

                         Three Months Ended         Six Months Ended
                        12/31/96    12/31/95        12/31/96   12/31/95

 Statutory rate           34%          34%             34%        34%

 State income taxes,
   net of federal
   tax benefit             4            2               4         4

 General Business Credit  (18)        (11)            (18)      (13)

 Reversal of prior year
 deferred tax provisions               (10)                     (10)


 Effective tax rate       20%          15%             20%       15%


                    CONDITION AND RESULTS OF OPERATIONS

The following table presents selected financial information for the periods December 31,1996 and 1995, respectively.



                            Three Months Ended        Six Months Ended
                               December 31,              December 31,
                             1996      1995             1996      1995

Net sales               $1,084,930     $970,077     $1,793,043 $1,671,837

Gross profit              $443,273     $405,096       $682,251   $677,734

Gross margin                40.8%        41.7%         38.0%      40.5%

Operating expenses        $270,822     $291,782       $488,558   $484,189

Net income (loss)         $120,759      $78,620       $121,798   $128,674


General

Logitek, Inc. (the "Company") reported a profit of $121,798 for the six months ended December 31, 1996 versus a profit of $128,674 for the prior year period. For the quarter ended December 31, 1996 the Company reported a profit of $120,759 compared to a profit of $78,620 for the prior year quarter.


Results of Operations

Net sales for the first six months of fiscal 1996 were $1,793,043 compared to $1,671,837, or an increase of $121,206. Net sales for the quarter ended December 31, 1996 were $1,084,930 compared to $970,077 or an increase of $114,853.

Gross profit decreased to 38.0% in the current six month period compared to 40.5% for the prior year..

Operating expenses for the six months ended December 31, 1996 decreased
$20,910.



Liquidity

As of December 31, 1996 and June 30, 1996 the Company had cash on hand of $109,842 and $348,979, respectively; and, as of December 31, 1996 the Company's current ratio was 2.48 compared to 2.26 as of June 30, 1996. Total borrowings were $656,954 at December 31, 1996, $728,964 at June 30, 1996 and $749,379 at December 31, 1995. This represents decreases of $74,010 and $92,425 for the six and twelve month periods ended December 31, 1996. For the twelve month period ended June 30, 1996 the Company reduced total debt by $29,555.

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

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's regularly scheduled Annual Meeting held on November 22, 1996 the following votes were recorded:

 1.To elect a partial board of two directors, each to serve for a term of one year or until his successor shall have been duly elected and qualified:
                                             Votes Cast
                                       For   Against   Abstained

           Herbert L. Fischer       2,032,376  20,000      5,000
           Howard Fein              2,032,376  20,000      5,000
           Francis Vuccii           2,032,376  20,000      5,000
          .

 2.To elect Marcum & Kliegman, Certified Public Accountants as the
   Company's independent certified accountants:
                                              Votes Cast
                                    For   Against   Abstained
                                  2,032,076  20,000        0


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - There are no exhibits being filed with this report.

    (b)  Reports on Form 8-K - None

                                SIGNATURES



Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LOGITEK, INC.
                                         Registrant






     Date:            2/ 14 / 97             By:  /s/ Herbert L. Fischer
                                             Herbert L. Fischer
                                           President and
                                        Chief Executive Officer