Form 10KSB/A
period 1996-06-30
LOGITEK INC /NY
filed 1997-04-25
CIK 812083

U.S. Securities and Exchange Commission

                         Washington, D.C. 20549
                                                                CONFORMED
                                Form 10-KSB
(Mark One)
       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended      June 30, 1996
                                    OR
       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from

           Commission File Number        0-15545

                          Logitek, Incorporated
              (Name of small business issuer in its charter)

                     New York                       No. 11-2203507
             (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

          101 Christopher St., Ronkonkoma, N.Y.             11779
       (Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, including area code     516-467-4200

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class      Name of each exchange on which registered

            None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
                             (Title of class)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
 past 90 days.  Yes X     No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
[ X ]

Issuer's revenues for its most recent fiscal year:    $3,461,412
The aggregate market value of voting common stock held by non-affiliates, computed based upon the average of the closing bid and asked prices on September 16, 1996 was $1,917,440. As of September 16, 1996, there were 3,424,000 shares of common stock outstanding (of which 1,925,753 shares were held by non-affiliates).

    Documents Incorporated by Reference: 1995 Proxy Statement

                               LOGITEK, INC.

                  FORM 10-KSB -  Year Ended June 30, 1996

                             TABLE OF CONTENTS



PART I                                                     Page

Item 1.Business                                             3

Item 2.Properties                                           6

Item 3.Legal Proceedings                                    6

Item 4. Submission of Matters to a Vote of Security
         Holders                                            6


PART II

Item 5.Market for Registrant's Common Equity
       and Related Stockholder Matters                       7

Item 6.Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                             8

Item 7.Financial Statements and
       Supplementary Data                                    10

Item 8.Changes In and Disagreements with Accountants
       on Accounting and Financial Disclosure                 10


PART III

Item 9.Directors and Executive Officers of
       the Registrant                                         11

Item 10.Executive Compensation                                11

Item 11.Security Ownership of Certain
        Beneficial Owners and Management                      11

Item 12.Certain Relationships and Related
        Transactions                                          11

Item 13 Exhibits and Reports on Form 8-K                      11
        Signature Page                                        12
        Report of Independent Certified Public
        Accountants                                           13
        Financial Statements                                  14
        Notes to Financial Statements                         17

                                  PART I

ITEM 1.  BUSINESS
General

Logitek, Inc. (the "Company"), a New York corporation, organized in 1969, is engaged in the design, development and production of electronic monitors and controls which include electronic time delays, flashers, and voltage, frequency, phase and power monitors and switch mode power supplies.
Power monitors are generally used to
continuously and automatically monitor the characteristics of electrical power systems for conformance to design limits in order to insure proper and safe operation of equipment which utilize the monitored power. These devices provide for timed control of system shutdown and transfer in addition to visual fault annunciation.
Although the Company manufactures
products "built to specifications" most of its sales are for its standard products.

The Company developed and manufactures
a line of time delay relays designed to cause a system to perform or not to perform a specific function for, during or after a precise interval of time. The time delay relay is used in those instances, among others, where a system must be turned on for a specific period of time after application of power and then shut down; where it is necessary to operate a system for an interval of time after the complete loss of power; or to regulate the precise time interval between various functions. Among its practical applications, time delay relays are used in navigation systems of missiles and in radar equipment as well as to sequence aircraft functions. When the navigation system in a missile or projectile determines that the missile or projectile is off course, a signal may be applied to a time delay relay. If the missile returns to course prior to the expiration of the preset time delay, the signal is removed and the timer does not operate. If the missile remains off course for a period of time greater than the preset interval of the time delay relay, the time delay relay will actuate causing the missile to self destruct. Some elements of certain types of radar equipment can be damaged if high voltage is applied prior to sufficient warm-up time. These elements can be protected by the use of time delay relays which provide an automatic time delay between the application of warm-up voltage and high voltage. These devices may also be used to sequence the time interval between the ejection of external fuel pods on fighter aircraft. The relays vary in price from approximately $100 to $700 depending on the type of function and complexity required; however, most time delay relays sell for $150 to $300.

The Company has also developed and
produces solid state flashers designed to cause an alternating electrical impulse. The flasher may be used to cause aircraft position lights to flash on and off as well as to sense and indicate a malfunction in certain systems by causing a warning light to flash/or activate an alarm device. The flasher varies in price from $100 to $500 depending on the type of function and complexity required with most types of flashers selling in the $125 to $225 range.

The Company has also designed and markets equipment to monitor the characteristics of the phase, voltage and frequency elements of electric power. These devices are connected to electric power lines to monitor each of the aforesaid input elements for deviation from acceptable limits and can find application in most electrical systems, machinery and equipment where power source performance is questionable and/or where equipment damage may result from inadequate or improper power. The acceptable limits of deviation of each element are pre-determined and built into the monitor. The Company has also developed and manufactures power monitors used to sense all three of the aforesaid power elements. In the event that any element is not within pre-determined specifications, the monitor shuts down the system, transfers to another system and/or operates an alarm. The Company also manufactures each of the aforesaid types of monitors with time delay features. These types of monitors allow a deviation beyond specified limits for a specified pre-set period before initiating appropriate action. The internal time delay thereby prevents unnecessary system response. In the event the system is activated, the element must return to normal limits for a minimum pre-set period before the power will resume normal flow. This equipment is presently in use in auxiliary generating systems in planes and ships to prevent damage to the equipment operated by such systems. Phase, voltage and frequency sensors vary in price from $300 to $900 and the power monitors from $900 to $7,000 depending on the type of function and complexity required.



The Company has designed and markets
switch mode power supplies for military, industrial and commercial applications.
These power supplies are used to convert
AC voltage to DC voltage or to convert DC voltage to a different level of DC voltage for use by various types of electronic equipment. Power supplies vary in price from $400 to $3,000 depending on the function, complexity and power levels involved. The Company markets 13 basic models within this product line and approximately 424 different sub-models. In addition, the Company will modify these power supplies to customer specification for an additional cost.

The components of the Company's products include integrated circuits,transistors,diodes, relays, resistors, capacitors and metal casings which are purchased from a variety of readily available sources on an as needed basis. The Company has not experienced delays in obtaining any required materials.

The widest application of the Company's
products is in systems such as aircraft and space vehicles, aboard ships, vehicular mobile communications,radar systems,and data processing and telecommunication systems. The Company's products are sold to major system manufacturers and to the United States Government. Customers include General Dynamics Falstrom,
Boeing, Lockheed, McDonnel Douglas, E-
Systems, Westinghouse and Hughes Aircraft.
In terms of competition in the product line of power monitors, to the best of the Company's knowledge there are companies similar to Logitek and the Company is aware of four or five of these companies. In the product line of power supplies there are many competitors in the broad scope, but in Logitek's niche market the field is significantly narrowed. Logitek has a trademark on its name but does not have any patents.

The Company's backlog as of June 30, 1996 was approximately $ 2,000,000 as compared to $1,600,000 as of June 30 1995.

Sales made directly to government agencies are effected primarily through competitive bidding and to a lesser extent are a result of negotiated contracts. Other sales arise principally through personal solicitations by the Company's personnel and also through independent sales representatives who are compensated solely on a commission basis.

During the past two fiscal years ended June
30, 1996 and 1995 sales to Boeing Aircraft accounted for approximately 12% and 21%, respectively, of the Company's net sales. In addition, during the past two fiscal years ended June 30, 1996 and 1995 sales to the U.S. Government and its agencies were approximately 11 % and 15%, respectively.

While it is possible that Boeing and the Government might someday choose another vendor, the Company feels this is unlikely.
However, should this ever happen, the
impact on the financial statements would be a decrease in sales of 23%.
All government contracts or subcontracts are subject to cancellation by the government or subcontractor at or for the convenience of the government. In the event of contract termination, the Company would ordinarily be entitled to recover payment for its costs and a reasonable pro rata share of profit based on work completed prior to termination.

Current research is focused on the
continuous development of switch mode
power supplies, a high density power supply and a digital power monitor. During the two fiscal years ended June 30, 1996 and 1995, the Company expensed approximately
$194,000 and $82,000, respectively, on
research and development.

As of June 30, 1996 the Company had
approximately 42 employees, of which two were part time employees.

The following table sets forth the
approximate percentage each of the
Company's product lines contributed to total sales for the periods indicated:


                         BREAKDOWN OF GROSS SALES
                       For the years ended June 30,

                                      1996                    1995
                                        %                       %

Time delay relays                     10.0                    19.3

Flashers                               4.0                     5.2

Power supplies                        23.7                    30.9

Voltage, frequency and
 phase sensor relays
 and power monitors                   60.7                    43.5

Contract manufacturing & Other         1.6                     1.1


Company Totals                       100.0                    100.0

ITEM 2.  PROPERTIES

The Company's executive offices and
production facilities are located in a one story free standing building comprising approximately 20,000 square feet, such building is owned by the Company. The building is located on approximately one and one-half acres of land in Ronkonkoma, New
York. The property is subject to a mortgage held by the New York Job Development
Authority ("JDA"), payable in monthly
installments as of June 30, 1996 of
approximately $2,656, including interest at
8.25% through June 2004 and a subordinate mortgage to Long Island Development
Corp., payable in monthly installments of $4,427 including interest at 13.57% through June 2004. As of June 30, 1996 the JDA mortgage had a balance of $170,309 and the subordinate mortgage had a balance of $247,755.

Located at the Company's facilities are
testing apparatus, machinery and equipment including oscilloscopes, differential voltmeters,,spray painting equipment, production electrical test fixtures auto test and manufacturing equipment, environmental and vibrations test equipment and other items. Certain of this equipment is pledged as collateral for two notes payable in monthly principal installments of $1,806 and $ 1,319 through June 1998 and December
1998, plus interest at prime plus 1 1/2% with an outstanding balance as of June 30, 1996 of $81,597. In addition, the Company has given a security interest to a lender covering all fixed assets, accounts receivable and inventory on $182,750 of debt with monthly payments of $5,750, plus interest at 10.25% as of June 30, 1996.





ITEM 3.  LEGAL PROCEEDINGS

None.  (See Note 12)


ITEM 4.  SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of
security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1996.

                                  PART II


      ITEM 5.  MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS

The Company's common stock, $.01 par
value (the "Common Stock"), was traded on the National Association of Securities
Dealers Automated Quotation System
("NASDAQ") under the symbol "LGTK"
until May, 1992. The Common Stock was
delisted when NASDAQ increased its
minimum capital, surplus and stock price requirements and the Company was unable to meet such requirements. The Common
Stock currently trades in the over-the-
counter market. The table which appears below sets forth the quarterly range of high ask and low bid prices for the Common
Stock for the periods indicated, as reported by The National Quotation Bureau, Inc.

The figures shown represent "inter-dealer" prices without adjustment for markups, markdowns or commissions and may not necessarily represent actual transactions.
On September 16, 1996 the closing bid and asked prices for the Common Stock were $.50 and $.63 per share, respectively.
As of September 16, 1996 there were
3,424,000 shares of Common Stock
outstanding and approximately 150 record holders of Common Stock, which includes stock being held by brokers in street name.
The Company has never paid cash dividends on its Common Stock and does not intend to do so for the foreseeable future. It is anticipated that earnings, if any, will be retained to finance the Company's growth.
Future payments of cash dividends, if any, will be determined by the Board of Directors based upon circumstances then existing, including contractual restrictions, financial condition, capital requirements and business outlook of the Company.

Quarter Ended               Ask Price - High            Bid Price - Low


September 30, 1994                 3/4                      1/8

December 31, 1994                  1/2                      1/16

March 31, 1995                     1/2                      1/32

June 30, 1995                     17/32                     1/16

September 30, 1995                 1/2                       1/4

December 31, 1995                  3/4                       3/8

March 31, 1996                     5/8                       3/8

June 30 , 1996                    1 1/4                      1/2

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

The Company ("Logitek, Inc.") reported a net profit after tax of $259,975 for the year ended June 30, 1996 compared to a $94,233 profit for the year ended June 30, 1995.

Results of Operations
Comparison of Fiscal Years Ended June 30,
1996 and 1995

Sales for fiscal 1996 were $3,461,412
compared to $2,970,922, or a 17% increase of $490,490. The increase was due primarily to additional sales as a result of new product lines. The company has also begun to utilize fully automated test and automatic assembly equipment and has redesigned certain of its products to take advantage of the more cost effective surface mount manufacturing technologies.


Gross profit margins were 40.9 % and
35.0% for the twelve month periods ended
June 30, 1996 and 1995. This reflects the company's committment to manufacturing its products in a more efficient manner, as well as close cost containment.

Operating expenses for fiscal 1996 were
approximately $1,054,000 compared to
$873,000 or a increase of $181,000. Of this increase,research and development expenses accounted for approximately $112,000. This increase is a reflection of the company's efforts to develope the digital power monitor and a high density power supply, both of which will be unique in the marketplace and will differentiate the company in the marketplace.

Interest expense decreased approximately 5% due to decreased borrowing levels. During the past twelve month period the Company has reduced total debt by $29,555. By December
1994 all then existing equipment loans had been satisfied. The Company will now be required to service its two mortgages on the building and a term loan with a balance of $182,750 as of June 30, 1996 (see Notes 7 and
8). In June 1995 and October 1995 the
Company decided to borrow $ 65,000 and
$47,500 in order to pay off its remaining equipment leases and to purchase additional new equipment as part of its plan to streamline its operations and to make more of the manufacturing an automatic process rather than labor intensive.

The legal expenses of $10,000 for the twelve month period ended June 30, 1996 were for normal ongoing legal matters, compared to $10,000 for the year ended June 30,1995. The company has made a settlement on a trademark infringement suit. The settlement is for $105,000 of which $55,000 was collected in the year ended June 30,1996. The remaining $50,000 will be collected during the year ended June 30,1997.

The Company's effective tax rate of 22.6% differs from the statutory tax rate of 34% due principally to the impact of a deferred tax benefit, utilization of federal tax credits and a state income tax provision.

Liquidity and Capital Resources

Total borrowings were $728,964 and $758,519, at June 30, 1996 and1995 , respectively, which represent decreases of $29,555, or 4%, and $58,132, or 7%, for the latest two twelve month periods. As of June 30, 1996 the Company has increased total debt, accounts payable and accrued expenses by approximately $195,398 .As of June 30,1995 the Company had reduced total debt,accounts payable and accrued expenses by $211,300.
During this two year period the Company has built its cash reserves to approximately
$349,000 as of June 30, 1996.

During the year ended June 30,1996, the
Company increased its cash by about $402,000 through its operating activities primarily from its net income and depreciation.The Company used its cash to purchase manufacturing equipment of $89,000 and paid down debt by about $124,000.

In terms of significant changes on the
Company's assets, the primary change has been in the inventory where the Company has made an investment in the components necessary to compete effectively in the power supply business. This has resulted in slightly higher than normal accounts payable. The current portion of Long Term Debt has been significantly reduced as a result of the reclassification of a term loan from cuurent to long term.

The Company is not aware of any
committments or contingencies that are likely to have a material impact on the financial statements.

Term Loan

In January 1996 the lender agreed to extend the loan to March 1999. Therefore the loan of $182,750 was classified partially as current and partially as long term as of the date of the June 30,1996 report.

Due to the Company's current cash resources of $349,000 and it's continued profitability the Company does not anticipate a need for additional outside financing.
The Company has
recorded a valuation allowance against its deferred tax asset due to the fact that the deferred tax asset consists of state credits and it is management's judgement that a portion of these credits may expire prior to the Company's utilization of the credits.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, notes thereto, and supplementary schedules are included in this Report on Form 10-KSB as follows:



                                   Index


Item                                                        Page
                                                            Number

Report of Independent Certified Public Accountants             13

Balance Sheets as of June 30, 1996 and 1995                    14

Statements of Income and Retained Earnings
 for the Years Ended June 30, 1996 and 1995                    15

Statements of Cash Flows for the Years
 Ended June 30, 1996 and 1995                                  16

Notes to Financial Statements                                  17












ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Please refer to  Company's 1996 Proxy statement at item 14.


ITEM 10.  EXECUTIVE COMPENSATION

Please refer to Company's 1996 Proxy statement at item 14.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Please refer to Company's 1996 Proxy statement at item 14.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please refer to Company's 1996 Proxy statement at item 14.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        None.

     (b)  Reports on form 8-K

               None.

ITEM 14. PROXY STATEMENT


                                        LOGITEK, INC.
                                      101 Christopher Street
                                     Ronkonkoma, N.Y. 11779


                 NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                                TO BE HELD NOVEMBER 25,1996


      NOTICE IS HEREBY GIVEN that the Annual Meeting of Shareholders of Logitek,Inc. (the "Company") will be held at the principal offices of the Company, 101 Christopher St., Ronkonkoma, N.Y. 11779, on November 25,1996 at 6:00 P.M., New York time, for the following purposes:

 1. To elect a board of three directors, each to serve for a term of one year and until his successor shall have been duly elected and qualified.

 2. To elect Marcum & Kliegman, Certified Public Accountants ,130 Crossways Park Drive, Woodbury N.Y. 11797 as the Company's independent certified public accountants.

 3. To transact such other business as may properly come before the meeting, or any adjournment thereof.

Shareholders of record at the close of business on October 25,1996 will be entitled to notice of and to vote at the meeting.


                                       By Order of the Board of Directors,


                                        Herbert L. Fischer, Chairman

Dated :  October 28,1996
            Ronkonkoma, N.Y.

-----------------------------------------------------------------------

IF YOU DO NOT EXPECT TO BE PRESENT AT THE MEETING AND WISH YOUR
SHARES TO BE VOTED, PLEASE DATE , SIGN AND MAIL THE ACCOMPANYING
FORM OF PROXY AS PROMPTLY AS POSSIBLE IN THE ENCLOSED ENVELOPE.



                                          LOGITEK INC.
                                          101 Christopher St.
                                      Ronkonkoma, N.Y. 11779
                                 ------------------------------------------

                                      PROXY STATEMENT

The accompanying proxy is solicited by and on behalf of the Board of Directors of Logitek, Inc.,a New York corporation( the "Company"), for use at the Annual Meeting of Shareholders to be held at the office of the Company, 101 Christopher St. Ronkonkoma, N.Y. 11779 on November 25,1996 at 6:00 P.M. , New York time( the "Meeting") or any adjournments therof. Shareholders of record at the close of business on October 25,1996 will be entitled to vote at the meeting.

The Company will solicit proxies by mail. Arrangements will be made with brokerage houses and other custodians,nominees,and fiduciaries to forward solicitation material to the beneficial owners of the shares held of record by such persons, and the Company will reimburse them for the reasonable out of pocket expenses incurred by them in so doing.

The shares represented by the accompanying proxy will be voted as directed with respect to all matters or, if no direction is indicated ,will be voted in favor of all matters as listed below.
Each proxy executed and returned by a shareholder may be revoked at any time hereafter by giving written notice of such revocation to the Secretary of the Company, except as to any matter or matters upon which ,prior to such revocation ,a vote shall have been cast pursuant to the authority conferred by such proxy.

The Annual Report to Shareholders for the fiscal year ended June30,1996 including financial statements, is being sent to shareholders on or before the date of this Proxy statement. The date of this Proxy Statement is the approximate date on which the Proxy Statement and form of proxy are first being sent or given to shareholders.

             VOTING SECURITIES AND PRINCIPAL SHAREHOLDERS

On October 1,1996, the Company had outstanding 3,424,000 shares of common stock, par value $ .01 per share ( "Common Shares "), each of which entitled the holder to one vote. Voting is not cumulative.

The table on the following pages sets forth information as of October 1,1996, with respect to all shareholders known by the Company to be the beneficial owners of more than 5% of the outstanding Common Shares, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to the shares shown.




Name and Address of              Number of Common Shares
Beneficial Owner                  Beneficially Owned                  %

Logitek Employee Stock Ownership       628,566                      18.4
  Plan ("ESOP")
  101 Christopher St.
  Ronkonkoma N.Y. 11779

Herbert L. Fischer             (1)   1,254,689                      36.6
  President & CEO
  101 Christopher St.
  Ronkonkoma N.Y. 11779

Howard Fein, Director          (2)      11,000                       .3
  101 Christopher St.
  Ronkonkoma N.Y. 11779

Francis Vucci, Director        (2)     10,000                       .3
  101 Christopher St.
  Ronkonkoma N.Y. 11779

   (1) 882,080 owned outright by Mr. Fischer, 250,000 shares subject to stock option exercise and 122,609 shares vested in the Company's ESOP
   (2) Shares subject to stock option exercise.
   (3) Includes shares owned by the Company's ESOP, shares included in items(1) and (2) above 125,000 shares subject to option to another officer and 10,000 shares subject to option by another director.

                             I. ELECTION OF DIRECTORS

     A board of three directors is proposed to be elected at the meeting to hold office for a term of one year and until their respected successors shall have been duly elected and shall have qualified. The proxy will vote all proxies received "FOR" the election of all matters listed below if no direction to the contrary is given. In the event that any nominee is unable to serve, the proxy solicited herewith may be voted, in the discretion of the proxy, for the election of another person in his stead. The Board of Directors knows of no reason to anticipate that this will occur.

The following information with respect to business experience, age and directorship for the past five years has been furnished to the Company as of October 1,1996 by each person nominated for election as a director.


                                   Principal Occupation          Director
Name                Age            and Experience           Continuosly Since


Herbert L. Fischer      62           Chairman of the Board
                                        President and CEO          1970

Howard Fein             54          President of Fein & Fein
                                   Certified Public Accountants
                                   for the past 25 years         1986

Francis Vucci           44            Executive V.P. Treasurer
                                       & Board member of the
                                        Falstrom Company            1995


All directors were elected at the annual meeting of shareholders held on November 27,1995,to hold office for a term of one year and until their successors are elected and qualified. The Board does not have any committees.

The following are the executive officers of the Company: indicating their position with the Company, their age and their five year background:

Francis J. Vucci, is currently President and a member of the Board of Directors of the Falstrom Company, a manufacturer of electronic equipment and enclosures and has been at that company for the past 18 years. Mr. Vucci brings a wealth of direct experience to Logitek including manufacturing, finance, sales and customer relations.

Herbert Fischer has been Chairman of the Board , President and Chief Executive Officer of the Company since 1969. Mr. Fischer is not affiliated with any other public companies.

Matthew Angelos, age 35, was appointed Vice President-Engineering in December 1992. From July 1992 to December 1992 he was the Company's Engineering Manager and from August 1990 to July 1992 was project manager with the Company. From March 1987 to August 1990 Mr.Angelos was aproject manager with Tempo Instruments Inc.

                                       COMPENSATION

The tables on the following pages set forth the executive compensation paid by the Company for each executive officer/director of the Company whose cash compensation exceeded $100,000 during the past three fiscal years.







                                 SUMMARY COMPENSATION TABLE

Name & Principal
Position               Year     Salary      Bonus      Other        Stock

Herbert Fischer          1996    225,000
President & CEO          1995    218,890
                         1994    162,500       50,000


(1)Herbert Fischer has a one year employment agreement with the Company which is renewable annually. The agreement provides for a base annual salary of $275,000 plus a cost of living increase, such increase has never been received. In June 1992, Mr Fischer voluntarily reduced his salary to $125,000 and in October 1993 the Board of Directors increased his salary to $175,000.


                   Options/SAR Grants in Last Fiscal Year
                              Individuals Grants

Name           Options Granted   % of Total Options  Exercise  Expiration
                             Granted in Fiscal Year  Price     Date
Francis Vucci
Director         10,000                 2.5%          .25    N/A



















Aggregated Option/SARExercises in LastFiscal Yearand FY End Option SAR Values

                                            Number              Value
                                       of Unexercised    of Unexercised
                                      Options /SARS       InThe Money
                                                          Options SAR's


              Shares Acquired   Value      Exercisable/      Exercisable
Name           on Exercise      Realized   Unexercisable    Unexercisable

Herbert Fischer                              250,000            125,000
President & CEO

Matthew Angelos                                  125,000             62,500
Vice President

Howard Fein                                       11,000              5,500
Director

Francis Vucci                                    10,000              5,000
Director

(1) Based on the average bid and asked prices of $.50 for the quarter ended June 30, 1996.
(2) All directors of the Company are non-salaried and no director has received any fees associated with outside services during the three year period ended June 30, 1996.

                                 II. OTHER BUSINESS

As of the date of this Proxy Statement, the only business which the Board of Directors intends to present, and knows that others will present, at the Meeting is that hereinabove set forth. If any other matter or matters are properly brought before the Meeting, or any adjournments thereof, it is the intention of the persons named in the accompanying form proxy to vote the proxy on such matters in accordance with their judgement.

                                      ACCOUNTANTS
For the fiscal year ended June 30, 1996 the accounting firm of Marcum & Kliegman served as the Company's principal accountants. Representatives of Marcum & Kliegman are expected to be present at the Annual Meeting and will have the oppurtunity to make a statement if they desire and will be available to respond to questions.


                                     SHAREHOLDER PROPOSALS




The annual Meeting of the Company for the year ending June 30,1997 is scheduled to be held in November 1997. In order to have any proposal presented at the Company's shareholder meeting the proposal must be received at the Company's executive offices no later than June 15,1997 for inclusion in the proxy statement and form of proxy related to that meeting.

                                     By the Order of the Board of Directors,


                                         Herbert L. Fischer, Chairman

Dated October 28,1996
        Ronkonkoma N.Y.




                                       SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LOGITEK INC.

                        By: /s Herbert L.Fischer
                               Herbert L. Fischer
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 /s/ Herbert L.Fischer
                                      Herbert L. Fischer
                                       President and
                                     Principal Executive Officer







                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Logitek,Inc.

We have audited the accompanying balance sheets of Logitek, Inc. as of June 30,1996 and 1995,and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining,on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Logitek, Inc. as of June 30,1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Marcum & Kliegman LLP



Woodbury, New York
August 22,1996










                               LOGITEK, INC.
                              BALANCE SHEETS

                                                         June 30,
ASSETS (Note 7)                                     1996              1995

Current Assets:
Cash and cash equivalents (Note 1)                $348,979         $139,751
Accounts receivable (Note 11)                      328,801          341,777
Inventories (Note 2)                             1,018,074          811,036
Prepaid expenses and other current assets           33,941           38,764
Due from officer (Note 4)                           30,500            3,500
    Total Current Assets                         1,760,295        1,334,828

Property, Plant, and Equipment, net
 (Notes 3 and 7 )                                  720,929          694,378
Deferred income taxes,state (Note 9)                 7,000            7,000
Goodwill (Note 1)                                   34,441           34,441
Other Assets (Note 5)                               33,111           29,756
    TOTAL ASSETS                                $2,555,776        2,100,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of
  long-term debt (Note 7)                          140,491        $297,254
Capitalized lease obligation, current (Note6)        7,150            0
Accounts payable                                   463,889         312,952
Accrued expenses and taxes                         166,561          92,545

    Total Current Liabilities                      778,091         702,751

Capitalized lease obligation,
  less current portion (Note 6)                     39,402              0
Long-term debt, net of
   current portion (Note 7 )                       541,921         461,265

Deferred income taxes payable,
   federal  (Note 9)                                13,380         13,380

     TOTAL LIABILITIES                            1,372,794      1,177,396


COMMITMENTS AND CONTINGENCIES
 (Notes 6, 8 and 10)

STOCKHOLDERS' EQUITY (Note 10)
Common stock, $.01 par value; authorized
  10,000,000 shares; issued 3,600,000 shares,
  of which  176,000 shares are held in treasury         36,000        36,000
Capital in excess of par value                         280,355       280,355
Retained earnings                                      872,127       612,152


Less: Treasury Stock at cost                         1,188,482       928,507

                                                         5,500         5,500

Total Stockholders' Equity                           1,182,982        923,007


TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                           $2,555,776     $2,100,403


  The accompanying notes are an integral part of the financial statements.

                               LOGITEK, INC.
               STATEMENTS OF INCOME AND RETAINED EARNINGS
                       For the Years Ended June 30,

                                             1996               1995

Net sales (Note 11)                       $3,461,412          $2,970,922

Cost of goods sold                         2,046,622           1,932,054
  Gross profit                             1,414,790          1, 038,868

Operating expenses:
 Selling                                     256,411             256,444
 General and administrative
    (Notes 3,6,8 and 12)                     603,162             534,747
 Research and development (Note 1)           194,488              82,278
  Total operating expenses                 1,054,061             873,469

 Income from operations                      360,729             165,399

Other income (expense):
Interest expense                            (90,496)             (95,007)
Interest income                              10,742                9,000
Other income (Note 12)                       55,000                  -
                                             ______                ______

  Total other  expense                      (24,754)             (86,007)

  Income before income taxes                 335,975              79,392

Income tax  expense (benefit)  (Note 9)       76,000             (14,841)

  Net income                                  259,975             94,233

Retained earnings, beginning of year         612,152             517,919

Retained earnings, end of year               $872,127           $612,152


Per Share Amounts:
Net income                                   $.08                   $.03
Weighted average shares
  outstanding (Note 1)                      3,424,000            3,424,000





The accompanying notes are an integral part of  the financial statements.

                              LOGITEK, INC.
                         STATEMENTS OF CASH FLOWS
                       For the Years Ended June 30,

                                                       1996            1995


Cash Flows from Operating Activities:
Net income                                           $259,975         $94,233
Adjustments to reconcile net income
 to net cash provided by (used in) operating
 activities:
Depreciation                                          110,037        100,854
(Increase) decrease in operating assets:
Accounts receivable                                    12,976        (34,619)
Inventories                                          (207,038)        81,743
Deferred income tax asset                                  0         (7,000)
Prepaid expenses and other current assets              4,823          11,289
Other assets                                          (3,355)        (1,779)
Increase (decrease) in operating liabilities:

Accounts payable                                      150,937       ( 54,473)
Accrued expenses                                       74,016        (98,562)
Deferred income taxes payable                             0          (13,000)

      Total adjustments                                142,396      (104,694)

Net cash provided by (used in) operating
activities                                              402,371      (10,461)
Cash Flows from Investing Activities
Purchases of property,plant and equipment              (88,942)       (73,551

Advances to officer                                     (27,000)          0
Net repayment of officer loan                              0           12,824

Net cash used in investing activities                  (115,942)      (60,727)

Cash Flows from Financing  Activities:
Repayment of long-term debt                           (124,701)       (58,132)
Proceeds from long-term debt                             47,500            0
Repayment of capitalized lease obligation                   0        (10,152)
  Net cash used in financing activities                (77,201)      (68,284)

Net increase (decrease) in cash and equivalents         209,228      (139,472)

Cash and cash equivalents, beginning of  year            139,751      279,223

Cash and cash equivalents, end of  year                 $348,979     $139,751

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Cash paid during the years for:
   Interest                                              $82,801     $84,630
   Income taxes                                          $13,270      $5,308

 The accompanying notes are an integral part of the financial statements.

                              LOGITEK, INC.
                      Notes to Financial Statements

NOTE 1 - Description of Business and Summary of Significant Accounting Policies:Description of business:

Logitek, Inc. ("the Company") is engaged in the design, development and production ofelectronic power monitoring equipment and electronic power supplies. The Company sells its products and provides services to domestic customers, and to a lesser extent to international customers, primarily in the aerospace and defense industries, and to the United States government.

Revenue recognition:

The Company recognizes sales when merchandise is shipped. For contracts subject to Department of Defense regulations, the Company recognizes revenue when the earnings process is deemed completed.

Inventories:

Inventories are carried at the lower of cost (based on a moving average) or market.

Property,plant and equipment and depreciation:

Property, plant and equipment is recorded at cost. Expenditures for major renewals and betterments to property and equipment are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, their cost and related accumulated depreciation are eliminated from the accounts. Any resulting gain or loss is reflected in income. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are as follows:
         Buildings and improvements               15 to 31.5 years
         Machinery and equipment                   5 to  7 years
         Furniture and fixtures                         5 to  7 years
         Automobiles                                    5 years

Goodwill:

Goodwill arose from a 1969 acquisition, is considered by management to have continuing value and , accordingly, is not being amortized.


Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when
                                           LOGITEK,INC.
                                    Notes to Financial Statements

Note 1- Description of Business and Summary of Significant Accounting Policies Income Taxes, Continued:

necessary to reduce deferred tax assets to the amount expected to be realized Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Tax credits are accounted for on the flow-through method.

Research and development costs:

Research and development costs are expensed as incurred.

Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. At June 30, 1996 and June 30, 1995 the Company has cash deposits in banks in excess of the maximum amount insured by the Federal Deposit Insurance Corp.

Earnings per share:

Earnings per share for both years have been presented based on the weighted average number of shares outstanding. Stock options are not included in the calculation of earnings per share for 1996 and 1995 since their effect would be anti-dilutive.

Reclassifications:

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liablilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

Advertising costs of $ 86,357 were expensed as incurred.

                                         LOGITEK,INC.
                                 Notes to Financial Statements

Statement of Financial Accounting Standards No. 121

The Company has elected to defer adoption of Statements of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long Lived Assets to be Disposed of "and No. 123 "Accounting for Stock Based Compensation" until such adoption is mandatory. The Company will evaluate its long term assets held for sale,for impairment wherever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The anticipated future cash flows of an asset used in the computation under SFAS No. 121 should be undiscounted and without interest charges.

The Company's current practice with regard to long lived assets to be disposed is consistent with that required by SFAS No. 121 which requires that certain assets to be disposed of be measured at the lower of carrying amount or net realizable value. The Company does not expect any material impact on its financial position and results of operations from implementation of SFAS No. 121,123 and 125.



NOTE 2 - Inventories

Inventories consist of the following:

                                                        June 30,
                                                  1996           1995

    Raw materials                               $479,414       $334,879
    Work-in-process                              282,155        205,089
    Finished goods                               256,505        271,068
   Total                                      $1,018,074       $811,036


 Note 3 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                         June 30,
                                                   1996        1995
  Land                                           $78,000      $78,000
  Buildings and improvements                     802,850      802,850
  Machinery and equipment                      1,111,529      974,941
  Furniture and fixtures                         142,876      142,876
  Automobiles                                     68,988      68,988
     Total                                     2,204,243    2,067,655

   Less: accumulated depreciation             (1,483,314)  (1,373,277)
  Property Plant and Equipment,Net            $  720,929   $  694,378

(a) Depreciation expense charged to operations was $ 110,037 and $ 100,854 for the years ended June 30, 1996 and June 30,1995, respectively
(b) The cost of equipment under a capital lease and accumulated depreciation on these assets was $ 47,646 and $ 3,403, respectively, at June 30,1996.

    NOTE 4 - Related Party Transactions

The Company has an uncollateralized loan receivable from its president and principal stockholder. The loan balance of $30,500 accrues interest at 6% and is payable on demand.





                            LOGITEK ,INC.
                       Notes to Financial Statements

    NOTE 5-Other Assets

Included in Other Assets is $32,811 and $29,455 of restricted cash as of June 30, 1996 and 1995, respectively, which is held as collateral for the mortgage payable to Long Island
Development Corp. (See Note 7).






   NOTE 6 - Leases

Capitalized lease obligation
During the year ended June 30,1996 the Company obtained equipment under a capital lease expiring in June 2001. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.As of June 30,1996 , minimum future lease payments under this capital lease are:
         Year ending                                               Amount
          June 30,
             1997                                              $   13,484
             1998                                                  13,484
             1999                                                  13,484
             2000                                                  13,484
             2001                                                  11,237
Total minimum lease payments                                       65,173
Less: amounts representing interest                                18,621
Net minimum lease payments                                      $  46,552

 Operating leases
The Company leases certain equipment to support its manufacturing and test capabilities and certain office equipment. Such leases expire through June 2000. Rent expense for the years ended June 30, 1996 and 1995 was $2,580 and $7,512 respectively. Future minimum rental payments under noncancelable operating leases as of June 30,1996 are as follows:



                      Year Ending
                         June 30,                             Amount


                        1997                                  $5,252
                        1998                                   5,252
                        1999                                   5,037
                        2000                                   2,672
                       Total                                 $18,213






                                  LOGITEK, INC.
                            Notes to Financial Statements

NOTE 7 - Long-Term Debt

Long-term debt consists of the following:
                                                   June 30,
                                                    1996          1995


Mortgage payable to NY Job Development
   Authority (JDA) in monthly installments
   of $2,656 including interest (8.25%  at
   June 30, 1996) through June 2004,
   collateralized by restricted cash, building and
   improvements with a net book value of
   approximately $406,822 (a)                $     170,309   $  184,668


Mortgage payable to Long Island
   Development Corp. (LIDC) in monthly
   installments of $4,427, including
   interest at 13.5% through June 2004,
   subordinate to the JDA mortgage,
   collateralized by restricted cash, land,
   building and improvements with a net
   book value of $406,822  (b)                         247,755      263,851



Notes payable to bank in monthly installments
 of $ 3,125 plus interest at 1.5% above prime
 through November 1998, collateralized by
 a secondary lien on all assets
 of the Company (a)                                   81,598        65,000


Term loan payable to bank (c)                        182,750       245,000


Total debt                                           682,412      758,519

Less : current portion                              (140,491)  (  297,254)

Total Long term debt                                $541,921     $461,265

                               LOGITEK, INC.
                       Notes to Financial Statements


Note 7 - Long-Term Debt - continued

(a) Interest rate varies in response to market conditions.

(b) This mortgage is personally guaranteed by the Company's president and principalstockholder. The loan contains restrictive covenants which include, among others, limiting property, plant and equipment additions in each year, obtaining written consent of the lender prior to incurring additional financing obligations and prior to transferring ownership of common stock belonging to the Company's president and principal stockholder.


(c) The term loan payable to bank requires monthly principal payments of $5,750 plus interest at 2% above the bank's prime rate ( 8.25% at June 30, 1996) through March 1999. The note is collateralized by accounts receivable inventory and certain machinery and equipment.

Aggregate long-term debt maturities for the five fiscal years subsequent to June 30, 1996 are:




                                    Year Ending June30,            Amount


                                          1997                    $140,491
                                          1998                     145,482
                                          1999                      94,863
                                          2000                      48,991
                                          2001                      55,163
                                       Thereafter                  197,422

Total                                  $682,412

                               LOGITEK, INC.
                       Notes to Financial Statements
Note 8 - Retirement Plan
The Company has a defined contribution plan for all eligible employees under Internal Revenue Code Section 401(k). The plan states that the Company will provide a matching contribution of up to 25% of the first 3% of a participant's compensation as well as a discretionary payment. The Company has recorded expense associated with the plan of $32,735 and $2,967 for the years ended June 30, 1996 and 1995, respectively.

Note 9 - Income Taxes
The provision  for (benefit from) income taxes is as follows:

                                            Year Ended June 30,
                                            1996                 1995
Deferred : Federal                        $   0           $   (13,000)
         : State                              0                (7,000)
         : State                            6,000               2,159
                                          $76,000          $ (14,841)

Deferred income taxes result from temporary differences in the recognition of expenses for income tax and financial reporting purposes. Such differences result principally from the use for income tax purposes of accelerated depreciation.
The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

                                             1996                 1995
Deferred tax liability                $     13,380            $ 13,380
Deferred tax asset                         (34,000)            (34,000)
Valuation allowance for
 deferred tax asset                         27,000              27,000
   Net deferred tax liability         $      6,380            $  6,380


Income taxes were different from the amount computed by applying the federal statutory tax rate to income before income taxes due to the following:



                                               1996                 1995

Statutory rate                                  34.0                34.0

State income taxes                               1.8                 0.2

Income tax credits                              13.2                 0.0

Non-deductible items                             0.0                 5.5

Net change in items giving rise to deferred      0.0               (54.1)
  taxes
Benefit of graduated rates                       0.0               (4.3)
  Effective rate                                22.6               (18.7)


                                        LOGITEK,INC.
                                 Notes to Financial Statements

Note 9-Income Taxes-Continued

The company recorded a benefit from income taxes for the year ended June 30, 1995 due to the reduction in the deferred tax liability, as computed in accordance with the provisions of Statement of Financial Accounting
 Standards No. 109"Accounting for Income Taxes".
The components of the deferred taxes are as follows:
   Deferred Tax Liability-Consists primarily of income
   tax depreciation in excess
   of financial reporting depreciation.                         $ 13,380
   Deferred Tax Asset
   Consists primarily of income tax credits.                    ( 34,000)

   Valuation Allowance
   Consists primarily of a reserve against
   the income tax credits.                                      27,000


   Net deferred tax liability                                   6,380


Note 10 - Stockholders' Equity

The following options were granted and/or terminated during the years ended June 30, 1996 and June 30,1995. All options outstanding as of June 30, 1996 were exercisable for a total exercise price of $99,880.

                                         SHARES             EXERCISE PRICE

Outstanding July 1, 1994 and July
1,1995                                   386,000                 $.25
   Granted June 30,1996                   10,000                 $.25
Outstanding June 30,1996                 396,000

The exercise price of the options were set below fair market value on the date of grant.In the application of APB 25 it was determined that the compensation expense was immaterial to our financial statements taken as awhole.



Note 11 - Major Customers

During the year ended June 30,1996 the Company sold a substantial portion of its merchandise to three customers. Net sales to these customers were approximately $ 469,000(14%),$417,000 (12%) and $379,000(11%). At June 30,
1996 amounts due from these customers and included in accounts receivable were 0,$16,638 and $68,115, respectively. During the year ended June
30,1995 two customers accounted for $623,103 (21%) and $445,601 (15%) of net sales. At June 30,1995 amounts due from these customers were $16,638 and $68,153, respectively.

Note 12 - Settlement Income and Legal Expenses

The Company incurred legal expenses in 1995 and 1996 as a result of a claim filed by the Company in which it opposed an application by another company for the use of Logitek's trade-name. This claim was settled in the year ended June 30,1996 for $105,000 with $55,000 received during the year ended June 30,1996 and $50,000 to be received during the year ended June 30,1997.

Note 13- Noncash Investing and Financing Activities

During the year ended June 30,1996, a note payable of $47,646 was incurred when the Company purchased equipment.

Auditors
Marcum & Kliegman LLP
Certified Public Accountants & Consultants
130 Crossways Park Drive
Woodbury , N.Y. 11797


Transfer Agent
Continental Stock Transfer
& Trust Co.
2 Broadway
New York, N.Y. 10004

Form 10-KSB or additional information about the Company
Stockholders and others interested in obtaining additional information about the Company may do so by writing or calling Logitek, Inc., 101 Christopher Street., Ronkonkoma, N.Y. 11725,
(516) 467-4200. The Form 10-KSB Annual Report will be furnished without charge.


Affirmative Action Policy
It is the policy of Logitek, Inc. that all employees will be judged on the basis of qualifications and ability, without regard to age, sex, race, creed, color or national origin, in all personnel actions. No employee or applicant for employment will receive discriminatory treatment because of physical or mental handicap in regard to any position for which the employee or applicant is qualified.


Annual Stockholders' Meeting
The annual meeting of stockholders will be held at offices of Logitek, Inc., 101 Christopher Street., Ronkonkoma, N.Y. 11725 on November 25, 1996 at
6:00 P.M.