Form 10-Q
period 1997-03-31
LOGITEK INC /NY
filed 1997-05-14
CIK 812083

Form 10-QSB
                                                                CONFORMED
                    Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1997

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

As of February 1, 1996, their were 3,424,000 shares of common stock outstanding.

                   LOGITEK, INC.

                   Quarterly Report on Form 10-QSB


                   INDEX
                                                               Page #

Part 1:FINANCIAL INFORMATION

Item 1.Financial Statements
   Balance Sheets as of March 31, 1997 and June 30, 1996           3
   Statements of Operations and Retained Earnings for the Nine
    and Three Months Ended March 31, 1997 and 1996                 4
   Statements of Cash Flows for the Nine and Three Months
    Ended March 31, 1997 and 1996                                  5
   Notes to Financial Statements                                   6

Item 2.
Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                       7

Part II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

 a)  Exhibits                                                      9
 b)  Reports on Form 8-K                                           9


Signatures                                                         10

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                              LOGITEK, INC
                              BALANCE SHEETS
                                             March 31,            June 30,
ASSETS                                        1997                   1996
 Current Assets:
   Cash                                      258,240               348,979
   Accounts Receivable                       460,170               328,801
   Inventories (Note 2)                    1,108,964             1,018,074
   Prepaid Expenses and other                  2,386                33,941
   Due from Officer                           30,500                30,500
 Total Current Assets                      1,860,260             1,760,295
 Property and equipment, less
  accumulated depreciation                 675,227               720,929
 Other Assets
 Deferred Income Taxes                        7,000                  7,000
   Goodwill                                  34,441                 34,441
   Other                                     35,292                 33,111
     Total Assets                         2,612,220              2,555,776


LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
 Capitalized portion of long term debt     155,759               140,491
 Capitalized lease obligation                7,150                 7,150
 Accounts payable                          393,607               463,889
 Accrued expenses                          136,980               166,561
   Total current liabilities               693,496               778,091
 Capitalized lease obligation,
 less current portion                       59,107               39,402
 Long term debt, less current maturities   422,001              541,921
 Deferred income taxes                      13,380               13,380
    Total Liabilities                    1,187,984            1,372,794
STOCKHOLDER'S EQUITY
 Common Stock, $.01 par value; authorized
 10,000,000 shares; issued 3,600,000 shares 36,000               36,000
 Capital in excess of par value            280,355              280,355
 Retained earnings                       1,113,381              872,127
 Sub-total                               1,429,736            1,188,482
 Less:
 Treasury shares, at cost, 176,000 shares  (5,500)              (5,500)
     Total stockholders' equity          1,424,236            1,182,982
Total liabilities and stockholders' equity $2,612,220           $2,555,776



                  See notes to the financial statements.

                                 LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          For the Three and Nine Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                      March 31,                March 31,
                                    1997      1996        1997        1996
Net sales                     $1,181,406    $862,735   $2,974,449  $2,534,572

Cost of goods sold               676,210     502,683    1,787,002   1,496,786

Gross profit                     505,196     360,052    1,187,447   1,037,786

Operating expenses:
  Selling                        74,884       82,579       214,860   202,910
  General and
   administrative               249,362      177,477       502,258   487,089
  Research and development       61,953       53,780       157,639   108,026
  Total operating expenses      386,199      313,836       874,757   798,025

Income (loss) from operations   118,997       46,216       312,690   239,761

Other (income) expense:
  Interest expense, net          19,991       20,770        61,436    63,041
  Legal settlement (Note 4)      (50,000)        0         (50,000       0

Total other (income) expense     (30,009)     20,770       11,436     63,041

Income (loss) before
provision for income taxes       149,006      25,446       301,254    176,720

Provision for income taxes (Note 3)
                                 29,550        4,000       60,000     26,600

Net income (loss)                119,456      21,446      241,254    150,120

Retained earnings,
 beginning of period            740,826       568,165     612,152    517,919

Retained earnings,
 end of period                 1,113,381       762,272   1,113,381   762,272

Per share amounts
Net income (loss)                 $0.03         $0.01      $0.07     $0.04

Weighted average shares
  outstanding                  3,424,000     3,424,000   3,424,000   3,424,000


                    See notes to financial statements.


                                 LOGITEK, INC.
                            STATEMENTS OF CASH FLOWS
          For the Nine and Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                       Three Months Ended  Nine Months Ended
                                             March 31,           March 31
                                         1997       1996      1997     1996
Net income (loss)                     $119,456    $21,446  $241,254  $150,120

Adjustments to reconcile net
  income (loss) to cash provided
  (used) by operations:
  Depreciation                         34,075      24,250    82,575   72,750
  Accounts receivable                  65,548     298,294  (131,369)  53,641
  Inventories                           4,500     (88,500)  (90,890)(208,500)
  Prepaid expenses and other           13,193      (2,732)   31,554  (16,896)
  Other assets                         (1,775)        422    (2,181)      58
  Accounts payable                    (92,502)    (16,039)  (70,282) 191,269
  Accrued expenses                     54,486      55,095   (29,581)  87,027
  Due from officer                         0           0    (27,000)     800
  Deferred taxes                       (4,086)     (5,149)      0     17,451
   Total adjustments                   73,439     265,641  (210,174) 169,800

Net cash provided (used) by
   operating activities               192,885     287,087    31,080  319,920

Cash flows from investing activities:
   Acquisition of equipment           (31,550)    (15,060)  (36,873) (81,926)

Net cash provided by
  investing activities                (31,550)    (15,060)  (36,873) (81,926)

Cash flows from financing activities:
  Repayment of long-term debt         (34,911)    (31,778)  (104,652) (40,911)
  Capitalized lease obligation         21,964         0       19,706      0
Net cash (used) by financing activities(12,937)   (31,778)   (84,946) (40,911)

Net increase (decrease) in cash        148,398     240,249   (90,739)  197,083

Cash, beginning of period              109,842      96,585    348,979  139,751

Cash, end of period                   $258,240    $336,834   $258,240 $336,834


Supplemental disclosures:
  Cash paid for:
   Interest                            $19,911      $18,971   $61,436  $69,237

                      See notes to financial statements.

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

The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories

Inventories consisted of the following:


                                                March 31,       June 30,
                                                  1997           1996

   Raw materials                                $522,132        $479,414
   Work-in-process                               307,604         282,155
   Finished goods                                279,228         256,505

      Total                                   $1,108,964        $1,018,074

For the three and nine months ended March 31,1997 the Company used the gross profit method to calculate ending inventory values.

Note 3 - Provision for Income Taxes
Income taxes were different from the amounts computed by applying the federal income tax rate to the income before taxes due to the following:




                             Three Months Ended           Nine Months Ended
                              3/31/97    3/31/96            3/31/97   3/31/96

Statutory rate                  34%         34%               34%        34%

State income taxes, net of
     federal tax benefit         2           2                 2         2


General business credit         (16)        (21)              (16)      (21)


Effective tax rate               20%         15 %              20%      15 %



Note 4-Legal Settlement

The Company has made a settlement on a trademark infringement suit. The settlement was for $105,000, of which $55,000 was received in the quarter ended June 30,1996 and the remaining $50,000 was received in the quarter ended March 31,1997.

                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

The following table presents selected financial information for the periods March 31, 1997 and 1996, respectively.



                                 Three Months Ended    Nine Months Ended
                                     March  31,            March 31,

                                 1997          1996        1997    1996

Net sales                     $1,181,406     $862,735  $2,974,449 $2,534,572
Gross profit                    $505,196     $360,052  $1,187,447 $1,037,786
Gross margin                       42.8%       41.7%       39.9%     40.9%
Operating expenses               386,199     $313,836    $874,757  $798,025
Legal settlement income           50,000        -          50,000      -

Net income (loss)                $119,456      $21,446    $241,254  $150,120

General

Logitek, Inc. (the "Company") reported a profit of $241,254 for the nine months ended March 31, 1997 versus a profit of $150,120 for the prior year
period.   For the quarter ended March 31, 1997 the Company reported a profit of $119,456 compared to a profit of $21,446 for the prior year quarter.

Results of Operations

Net sales for the first nine months of fiscal 1997 were $2,974,449 compared to $2,534,572 or an increase of $439,877. Net sales for the quarter ended March 31, 1997 were $1,181,406 compared to $862,735 or an increase of $318,671.

Gross profit decreased to 39.9% in the current nine month period compared to 40.9% for the prior year.

Operating expenses for the nine months ended March 31, 1997 increased $76,732.






Liquidity

As of March 31, 1997 and June 30, 1996 the Company had cash on hand of $258,240 and $348,979, respectively; and, as of March 31, 1997 the Company's current ratio was 2.68 compared to 2.26 as of June 30, 1996. Total borrowings were $644,017 at March 31, 1997,and $ 728,964 at June 30, 1996 .
This represents a decrease of $84,947.

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





                                             LOGITEK, INC.
                                              Registrant






     Date:            5/13/97      By:
                                           Herbert L. Fischer
                                         President and
                                         Chief Executive Officer