Form 10-K
period 1997-06-30
LOGITEK INC /NY
filed 1997-10-01
CIK 812083

U.S. Securities and Exchange Commission

                         Washington, D.C. 20549
                                                              CONFORMED
                             Form 10-KSB
(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended      June 30, 1997
                                    OR
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

                     Common Stock, $.01 par value
                             (Title of class)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X     No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
[ X ]

Issuer's revenues for its most recent fiscal year:    $4,157,472
The aggregate market value of voting common stock held by non-affiliates, computed based upon the average of the closing bid and asked prices on September 3, 1997 was $2,617,990. As of September 3, 1997, there were 3,423,730 shares of common stock outstanding (of which 1,925,753 shares were held by non-affiliates).

Documents Incorporated by Reference: 1996 Proxy Statement

                       LOGITEK, INC.

             FORM 10-KSB -  Year Ended June 30, 1997

                       TABLE OF CONTENTS



PART I                                                      Page

Item 1.Business                                              3
Item 2.Properties                                            6
Item 3.Legal Proceedings                                     6
Item 4.Submission of Matters to a Vote of Security
       Holders                                               6
PART II

Item 5.Market for Registrant's Common Equity
       and Related Stockholder Matters                       7

Item 6.Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                            8

Item 7.Financial Statements and
       Supplementary Data                                   10
Item 8.Changes In and Disagreements with Accountants
       on Accounting and Financial Disclosure               10

PART III

Item 9.Directors and Executive Officers of
       the Registrant                                       11

Item 10.Executive Compensation                              11

Item 11.Security Ownership of Certain
        Beneficial Owners and Management                    11

Item 12.Certain Relationships and Related
        Transactions                                        11

Item 13.Exhibits and Reports on Form 8-K                    11

        Signature Page                                      12
        Report of Independent Certified Public
        Accountants                                         13
        Financial Statements                                14
        Notes to Financial Statements                       17

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

The widest application of the Company's
products is in systems such as aircraft and space vehicles, aboard ships, vehicular mobile communications,radar systems,and data processing and telecommunication systems. The Company's products are sold to major system manufacturers and to the United States Government. Customers include General Dynamics Falstrom,
Boeing, Lockheed, McDonnel Douglas, E-
Systems, Westinghouse and Hughes Aircraft.
In terms of competition in the product line of power moniotors, to the best of the Company's knowledge there are companies similar to Logitek and the Company is aware of four or five of these companies. In the product line of power supplies there are many competitors in the broad scope, but in Logitek's niche market the field is significantly narrowed. Logitek has a trademark on its name but does not have any patents.

The Company's backlog as of June 30, 1997 was approximately $ 2,500,000 as compared to $2,000,000 as of June 30 1996.

Sales made directly to government agencies are effected primarily through competitive bidding and to a lesser extent are a result of negotiated contracts. Other sales arise principally through personal solicitations by the Company's personnel and also through independent sales representatives who are compensated solely on a commission basis.

During the year ended June 30,1997 sales to major customers were as follows: Boeing
Aircraft 14%, U.S. Government and its
agencies 21% and Loral and its affiliates
22%. During the year ended June 30,1996
sales to major customers were as follows:
Boeing Aircraft 12%, U.S. Government
and its agencies 11%  Falstrom  14% and
Loral and its affiliates 9%.

While it is possible one or more of the
Company's major customers might someday
choose another vendor, the Company feels this is highly unlikely. However, should all the major customers leave the impact on the financial statements would be a decrease in sales of 57%.

All government contracts or subcontracts are subject to cancellation by the government or it's subcontractor at or for the convenience of the government. In the event of contract termination, the Company would ordinarily be entitled to recover payment for its costs and a reasonable pro rata share of profit based on work completed prior to termination.

Current research is focused on the
continuous development of switch mode
power supplies, a high density power supply and a digital power monitor. During the two fiscal years ended June 30, 1997 and 1996, the Company expensed approximately
$221,000 and $194,000, respectively, on
research and development.

As of June 30, 1997 the Company had
approximately 50 employees,of which one
was a part time employee.

The following table sets forth the
approximate percentage each of the
Company's product lines contributed to total sales for the periods indicated:


                         BREAKDOWN OF GROSS SALES
                       For the years ended June 30,

                                               1997                  1996
                                                 %                     %

Time delay relays                              14.1                  10.0

Flashers                                        4.8                   4.0

Power supplies                                 24.8                  23.7


Voltage, frequency and
 phase sensor relays
 and power monitors                            55.0                  60.7


Contract manufacturing & Other                  1.3                  1.6

Company Totals                                100.0                 100.0

ITEM 2.  PROPERTIES

The Company's executive offices and
production facilities are located in a one story free standing building comprising approximately 20,000 square feet, such building is owned by the Company. The building is located on approximately one and one-half acres of land in Ronkonkoma, New
York. The property is subject to a mortgage held by the New York Job Development
Authority ("JDA"), payable in monthly
installments as of June 30, 1997 of
approximately $2,656, including interest at
8.25% through June 2004 and a subordinate mortgage to Long Island Development
Corp., payable in monthly installments of $4,427 including interest at 14.296% through June 2004. As of June 30, 1997 the
JDA mortgage had a balance of $154,340
and the subordinate mortgage had a balance of $229,340.

Located at the Company's facilities are
testing apparatus, machinery and equipment including oscilloscopes, differential voltmeters,spray painting equipment, production electrical test fixtures,auto test and manufacturing equipment, environmental and vibration test equipment and other items. Certain of this equipment is pledged as collateral for two notes payable in monthly principal installments of $1,806 and $ 1,319 through June 1998 and December
1998, plus interest at prime plus 1 1/2% with an outstanding balance as of June 30, 1997 of $44,098. In addition, the Company has given a security interest to a lender covering all fixed assets, accounts receivable and inventory on $116,000 of debt with monthly payments of $5,750, plus interest at 10.50% as of June 30, 1997.





ITEM 3.  LEGAL PROCEEDINGS

None.  (See Note 12)


ITEM 4.  SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of
security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1997.

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

The figures shown represent "inter-dealer" prices without adjustment for markups, markdowns or commissions and may not necessarily represent actual transactions.
On September 3, 1997 the closing bid and asked prices for the Common Stock were $.69 and $.84 per share, respectively.
As of September 16, 1997 there were
3,412,059 shares of Common Stock
outstanding and approximately 150 record holders of Common Stock, which includes stock being held by brokers in street name.
The Company has never paid cash dividends on its Common Stock and does not intend to do so for the foreseeable future. It is anticipated that earnings, if any, will be retained to finance the Company's growth.
Future payments of cash dividends, if any, will be determined by the Board of Directors based upon circumstances then existing, including contractual restrictions, financial condition, capital requirements and business outlook of the Company.

 Quarter Ended                   Ask Price - High         Bid Price - Low

September 30, 1995                      1/2                    1/4
December 31, 1995                       3/4                    3/8
March 31, 1996                          5/8                    3/8
June 30, 1996                         1 1/4                    1/2
September 30, 1996                      7/8                    1/2
December 31, 1996                       7/8                    1/2
March 31, 1997                        25/32                   9/16
June 30 , 1997                       15 /16                   9/16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

The Company ("Logitek, Inc.") reported a net profit after tax of $324,566 for the year ended June 30,1997 compared to a $259,975 profit for the year ended June 30, 1996.

Results of Operations
Comparison of Fiscal Years Ended June 30,
1997 and 1996

Sales for fiscal 1997 were $4,157,472
compared to $3,461,412 for the prior year, or a 20% increase of $696,060. The increase was due primarily to additional sales as a result of new product lines. The company has also begun to utilize fully automated test and automatic assembly equipment and has redesigned certain of its products to take advantage of the more cost effective surface mount manufacturing technologies.

Gross profit margins were 38.7 % and
40.9% for the twelve month periods ended
June 30, 1997 and 1996. This reflects the company's committment to manufacturing its products in a more efficient manner, as well as close cost containment.

Operating expenses for fiscal 1997 were
approximately $1,188,000 compared to
$1,054,000 or a increase of $134,000. Of
this increase,research and development
expenses accounted for approximately
$27,000. This increase is a reflection of the company's efforts to develope the digital power monitor and a high density power supply, both of which will be unique in the marketplace and differentiate he company.
The remaining $ 107,000 consists of a
reclassification of the Vice President &
General Manager's salary as well as an
increase in general overhead.

Interest expense decreased approximately10% due to decreased borrowing levels. During the past twelve month period the Company has reduced total debt by $123,284. By December
1994 all then existing equipment loans had been satisfied. The Company will now be required to service its two mortgages on the building and a term loan with a balance of $116,000 as of June 30, 1997 (see Notes 7 and 8). In June 1995 and October 1995 the
Company decided to borrow $ 65,000 and
$47,500 in order to pay off its remaining equipment leases and to purchase additional new equipment as part of its plan to streamline its operations and to make more of the manufacturing an automatic process rather than labor intensive.

The legal expenses of $47,000 for the twelve month period ended June 30, 1997 were for normal ongoing legal matters, compared to $24,000 for the year ended June 30,1996. The company has made a settlement on a trademark infringement suit. The settlement is for $105,000 of which $55,000 was collected in the year ended June 30,1996 and the remaining $50,000 was collected during the year ended June 30,1997.

The Company's effective tax rate of 18.8% differs from the statutory tax rate of 34% due principally to the impact of a deferred tax , utilization of federal tax credits and a state income tax provision.

Liquidity and Capital Resources

Total borrowings were $605,680 and $728,964, at June 30, 1997 and 1996 , respectively, which represent decreases of $123,284, or 17%, and $29,555, or 4%, for the latest two twelve month periods. As of June 30, 1997 the Company has decreased total debt, accounts payable and accrued expenses by approximately $211,000 . As of June 30,1996 the Company had increased total debt,accounts payable and accrued expenses by $195,398. During this two year period the Company has built its cash reserves to approximately $394,000 as of June 30, 1997.

During the year ended June 30,1997, the
Company increased its cash by about $45,000 through its operating activities primarily from its net income and depreciation.The Company used its cash to purchase equipment of $39,000 and paid down debt by about
$123,000.

The Company is not aware of any
committments or contingencies that are likely to have a material impact on the financial statements.

Term Loan

In January 1996 the lender agreed to extend the loan to March 1999. Therefore the loan of $116,000 was classified partially as current and partially as long term as of the date of the June 30,1997 report.

Due to the Company's current cash resources of $394,000 and it's continued profitability the Company does not anticipate a need for additional outside financing.
Directors Fees

The Board of Directors meets annually each year as well as on an interim basis as the need arises. All Directors, with the exception of Herbert Fischer are paid $ 150 per meeting for their services.


Valuation Allowance

The Company has recorded a valuation
allowance against its deferred tax asset due to the fact that the deferred tax asset consists of state credits and it is management's judgement that a portion of these credits may expire prior to the Company's utilization of the credits.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, notes thereto, and supplementary schedules are included in this Report on Form 10-KSB as follows:



                                Index


Item                                                        Page Number

Report of Independent Certified Public Accountants              13
Balance Sheets as of June 30, 1997 and 1996                     14
Statements of Income and Retained Earnings
 for the Years Ended June 30, 1997 and 1996                     15
Statements of Cash Flows for the Years
 Ended June 30, 1997 and 1996                                   16
Notes to Financial Statements                                   17





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's 1997 Proxy statement.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's 1997 Proxy statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference to the Company's 1997 Proxy statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's 1997 Proxy statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        None.

     (b)  Reports on form 8-K

               None.

                                SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


          LOGITEK, INC.


                By: /s/Herbert L. Fischer
                       Herbert L. Fischer
                          President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signedbelow by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   /s/  Herbert L. Fischer
                        Herbert L. Fischer
                        President and
                      Principal Executive Officer
























                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Logitek,Inc.

We have audited the accompanying balance sheets of Logitek, Inc. as of June 30,1997 and 1996,and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Logitek, Inc. as of June 30,1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Marcum & Kliegman LLP



Woodbury, New York
September 3,1997










                               LOGITEK, INC.
                              BALANCE SHEETS

                                                             June 30,
ASSETS                                                   1997       1996
Current Assets:
Cash and cash equivalents                              $393,797   $348,979
Accounts receivable                                     422,549    328,801
Inventories                                           1,046,082  1,018,074
Prepaid expenses and other current assets                34,292     33,941
Due from officer                                         30,500     30,500
    Total Current Assets                              1,927,220  1,760,295
Property, Plant, and Equipment, net                     668,861    720,929
Deferred income taxes,state                                0         7,000
Goodwill                                                 34,441     34,441
Other Assets                                             36,323     33,111
    TOTAL ASSETS                                    $ 2,666,845 $2,555,776


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                      $145,182   $140,491
Capitalized lease obligation, current                    11,783      7,150
Accounts payable                                        385,882    463,889
Accrued expenses and taxes                              154,507    166,561
    Total Current Liabilities                           697,354    778,091
Capitalized lease obligation, less current portion       50,119     39,402
Long-term debt, net of current portion                  398,596    541,921
Deferred income taxes payable                            15,380     13,380
     TOTAL LIABILITIES                                1,161,449  1,372,794

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized
  10,000,000 shares; issued 3,600,000 shares,
  of which 187,941 shares are held in treasury           36,000     36,000
Capital in excess of par value                          280,355    280,355
Retained earnings                                     1,196,693    872,127
                                                      1,513,048  1,188,482
Less: Treasury Stock at cost                              7,652      5,500

Total Stockholders' Equity                            1,505,396  1,182,982
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $2,666,845  $2,555,776


   The accompanying notes are an integral part of the financial statements.
                               LOGITEK, INC.
               STATEMENTS OF INCOME AND RETAINED EARNINGS
                       For the Years Ended June 30,


                                                 1997               1996

Net sales                                    $4,157,472         $3,461,412
Cost of goods sold                            2,549,797          2,046,622
  Gross profit                                1,607,675          1,414,790
Operating expenses:
 Selling                                        291,034            256,411
 General and administrative                     675,343            603,162
 Research and development                       221,180            194,488
  Total operating expenses                    1,187,557          1,054,061
  Income from operations                        420,118            360,729
Other income (expense):
Interest expense                                (81,300)           (90,496)
Interest income                                  10,748             10,742
Other income                                     50,000             55,000
                                                 ______             ______

  Total other  expense                          (20,552)           (24,754)
  Income before income taxes                    399,566            335,975
Income tax  expense                              75,000             76,000

  Net income                                    324,566            259,975
Retained earnings, beginning of year            872,127            612,152
Retained earnings, end of year               $1,196,693           $872,127


Per Share Amounts:
Net income                                        $.10             $.08
Fully diluted earnings per common share           $.09               -

Weighted average shares
  outstanding                                  3,423,730        3,424,000




The accompanying notes are an integral part of  the financial statements
                 .
            LOGITEK, INC.
                         STATEMENTS OF CASH FLOWS
                       For the Years Ended June 30,

                                                     1997             1996


Cash Flows from Operating Activities:
Net income                                            $324,566    $259,975
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation                                           91,441      110,037
(Increase) decrease in operating assets:
Accounts receivable                                   (93,748)     12,976
Inventories                                           (28,008)    (207,038)
Prepaid expenses and other current assets                (351)       4,823
Other assets                                           (3,212)      (3,355)
Increase (decrease) in operating liabilities:
Accounts payable                                       (78,007)     150,937
Accrued expenses                                       (12,054)      74,016
Deferred Taxes                                           9,000          0
      Total adjustments                               (114,939)      142,396
   Net cash provided by operating activities           209,627      402,371

Cash Flows From Investing Activities
Advances to Officer                                        0         (27,000)
Purchases of property,plant and equipment               (39,373)     (88,942)
   Net cash used in investing activities                (39,373)    (115,942)
Cash Flows from Financing  Activities:
Repayment of long-term debt                            (148,284)   (124,701)
Proceeds from long-term debt                              25,000      47,500
Purchase of Treasury Stock                               (2,152)         0
   Net cash used in financing activities               (125,436)    (77,201)
Net increase  in cash and equivalents                     44,818     209,228
Cash and cash equivalents, beginning of year             348,979     139,751
Cash and cash equivalents, end of  year                 $393,797    $348,979


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Cash paid during the years for:
   Interest                                             $72,400       82,801
   Income taxes                                         $75,000      $13,270
           Noncash Investing and Financing Activities
During the year ended June 30,1997, a note payable of $23,695 was incurred when the Company purchased equipment.
The accompanying notes are an integral part of the financial statements
              Notes to Financial Statements
NOTE 1 - Description of Business and Summary of Significant Accounting Policies:Description of business:

Logitek, Inc. ("the Company") is engaged in the design, development and production of electronic power monitoring equipment and electronic power supplies. The Company sells its products and provides services to domestic customers, and to a lesser extent to international customers, and to the United States government.

Revenue recognition:

The Company recognizes sales when merchandise is shipped. For contracts subject to Department of Defense regulations, the Company recognizes revenue when the earnings process is deemed completed.

Inventories:

Inventories are carried at the lower of cost (based on a moving average) or market.

Property,plant and equipment and depreciation:

Property, plant and equipment is recorded at cost. Expenditures for major renewals and betterments to property and equipment are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of,their cost and related accumulated depreciation are eliminated from the accounts. Any resulting gain or loss is reflected in income. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are as follows:
         Buildings and improvements               15 to 31.5 years
         Machinery and equipment                   5 to  7 years
         Furniture and fixtures                         5 to  7 years
         Automobiles                                    5 years

Goodwill:

Goodwill arose from a 1969 acquisition, is being reviewed by management as to its continuing value. The Company believes its value has diminished in recent years and is contemplating writing this off to earnings in the near term.

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

Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. At June 30, 1997 and June 30, 1996 the Company has cash deposits in banks in excess of the maximum amount insured by the Federal Deposit Insurance Corp.

Earnings per share:

Earnings per share for both years have been presented based on the weighted average number of shares outstanding. The treasury stock method was used to compute earnings per common share. This method assumes that the proceeds to be obtained when an option is exercised will be used to purchase common stock at the average market price during the period.

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

Advertising Costs
Advertising costs are expensed as incurred.

                                         LOGITEK,INC.
                                 Notes to Financial Statements
Note 1- Description of Business and Summary of Significant Accounting Policies Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has long term debt which it believes is stated at estimated fair market value.

Impairment of Long Lived Assets
In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of"(SFAS No. 121).The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. It was the Company's past policy to measure an impairment loss for assets held for use based on expected undiscounted future cash flows.Adoption of this statement will result in recognition of a larger loss, based on discounted future cash flows, in the year of impairment and lower depreciation charges over the remaining life of the asset. Since adoption, no impairment losses have been recognized. The recognition and measurement of impairment losses for long-lived assets to be disposed of under SFAS No. 121 is consistent with the Company's past practice.

Stock- Based Compensation
In October 1995, Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123 " Accounting for Stock Based Compensation"("SFAS No. 123").SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provision of APB 25. Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, there would be no material effect from that recognized under APB 25 for the years ended June 30,1997 and 1996.

NOTE 2 - Inventories
Inventories consist of the following:

                                                          June 30,
                                                     1997             1996
   Raw materials                                   $505,280         $479,414
   Work-in-process                                  326,954         282,155
   Finished goods                                   213,848         256,505
       Total                                     $1,046,082      $1,018,074



                         LOGITEK ,INC.
                       Notes to    Financial Statements

   Note 3 - Property, Plant and Equipment
Property, plant and equipment consists of the following:

                                                        June 30,  1997  1996
   Land                                              $78,000      $78,000
   Buildings and improvements                        802,850      802,850
   Machinery and equipment                         1,150,902    1,111,529
   Furniture and fixtures                            142,876      142,876
   Automobiles                                        68,988       68,988
          Total                                    2,243,616    2,204,243

   Less:Accumulated Depreciation                  (1,574,755 ) (1,483,314)
   Property Plant and Equipment,Net               $  668,861   $  720,929

a) Depreciation expense charged to operations was $ 91,441 and $ 110,037 for the years ended June 30, 1997 and June 30,1996,respectively.
(b) The cost of equipment under a capital lease and accumulated depreciation on these assets was $ 72,646 and $ 11,994, respectively, at June 30,1997.

NOTE 4 - Related Party Transactions
The Company has an uncollateralized loan receivable from its president and principal stockholder.The loan balance of $30,500 accrues interest at 6% and is payable on demand.

NOTE 5-Other Assets
Included in Other Assets is $36,024 and $32,811 of restricted cash as of June 30, 1997 and 1996, respectively, which is held as collateral for the mortgage payable to Long Island Development Corp. (See Note 7).


NOTE 6 - Leases
Capitalized lease obligation
During the year ended June 30,1997 the Company obtained equipment under a capital lease expiring in June 2002. During the year ended June 30,1996, the Company obtained equipment under a capital lease expiring in June 2001. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.As of June 30,1997 , minimum future lease payments under all capital leases are:

                               LOGITEK, INC.
                         Notes to    Financial Statements
Note 6- Leases - Continued
       Year ending                                               Amount
          June 30,
             1998                                              $   11,783
             1999                                                  13,673
             2000                                                  15,863
             2001                                                  16,145
             2002                                                 4,438
Total minimum lease payments                                       61,902
Less: current portion                                              11,783
Total long term minimum lease payments                           $ 50,119

Operating leases
The Company leases certain equipment to support its manufacturing and test capabilities and certain office equipment. Such leases expire through June 2000. Rent expense for the years ended June 30, 1997 and 1996 was $5,252 and $2,580 respectively. Future minimum rental payments under noncancelable operating leases as of June 30,1997 are as follows:


                  Year Ending
                     June 30,                               Amount

                      1998                                  $5,252
                      1999                                  5,252
                      2000                                  2,672
                       Total                              $13,176


NOTE 7 - Long-Term Debt
long-term debt consists of the following:

                                                        June 30,
                                                     1997           1996

Mortgage payable to NY Job Development
Authority (JDA) in monthly installments
of $2,656 including interest (8.25%  at
June 30, 1997 and 1996) through June 2004,
collateralized by restricted cash, building and
mprovements with a net book value of
approximately $406,822 (a)                    $     154,340      $  170,309


                                 LOGITEK  ,INC.
                                Notes to Financial Statements


Note 7- Long Term Debt- Continued
Mortgage payable to Long Island
Development Corp. (LIDC) in monthly
installments of $4,427, including
interest at 14.296% through June 2004,
subordinate to the JDA mortgage,
collateralized by restricted cash, land,
building and improvements with a net
book value of $406,822  (b)                       229,340         247,755


Notes payable to bank in monthly installments
of $ 3,125 plus interest at 1.5% above prime
through November 1998, collateralized by
a secondary lien on all assets
  of the Company (d)                               44,098           81,598

Term loan payable to bank (c)                      116,000         182,750

Total debt                                         543,778         682,412
Less: Current Portion                             (145,182)       (140,491)
Total Long term debt                              $398,596        $541,921

(a) Interest rate varies in response to market conditions. This mortgage is guaranteed by the U.S.Small Business Administration. The loan contains restrictive convenants including default if theCompany defaults on any superior debt.
b) This mortgage is personally guaranteed by the Company's president and principal stockholder. The mortgage contains restrictive covenants which include, among others, limiting property, plant and equipment additions in each year, obtaining written consent of the lender prior to incurring additional financing obligations and prior to transferring ownership of common stock belonging to the Company's president and principal stockholder. The mortgage is subordinated to the JDA mortgage.
(c) The term loan payable to bank requires monthly principal payments of $5,750 plus interest at 2% above the bank's prime rate ( 8.25% at June 30, 1997) through March 1999. The note is collateralized by accounts receivable, inventory and certain machinery and equipment
(d) Interest rate varies in response to market conditions.

Aggregate long-term debt maturities for the five fiscal years subsequent to June 30, 1997 are:
                                     Year Ending June 30,        Amount
                                            1998              $145,182
                                            1999                97,123
                                            2000                48,991
                                            2001                55,163
                                            2002                62,134
                                           Thereafter          135,185
                                             Total            $543,778



                               LOGITEK, INC.
                       Notes to Financial Statements

Note 8 - Retirement Plans
The Company has a defined contribution plan for all eligible employees under Internal Revenue Code Section 401(k). The plan states that the Company will provide a matching contribution of up to 25% of the first 3% of a participant's compensation as well as a discretionary payment.
The Company has recorded expense associated with the plan of $30,000 and $32,735 for the years ended June 30, 1997 and 1996, respectively.The Company has an Employee Stock Ownership Plan(ESOP) for the benefit of certain employees. As of June 30,1997 all shares in the ESOP have been earned and assigned to the respective employee accounts.

Note 9 - Income Taxes
The provision  for (benefit from) income taxes is as follows:

                                                  Year ended June 30,
                                               1997               1996

Deferred : Federal                           $ 9,000           $    0
         : State                                  0                 0
Current : Federal                              65,000            70,000

 :State                               1,000             6,000
                                             $ 75,000        $   76,000

Deferred income taxes result from temporary differences in the recognition of expenses for income tax and financial reporting purposes. Such differences result principally from the use for income tax purposes of accelerated depreciation.The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                   1997           1996

Deferred tax liability                          $  15,380      $ 13,380
Deferred tax asset                                   0          (34,000)
Valuation allowance for
 deferred tax asset                                   0          27,000
   Net deferred tax liability               $      15,380     $  6,380


Income taxes were different from the amount computed by applying the federal statutory tax rate to income before income taxes due to the following:

                                                  1997         1996

Statutory rate                                    34.0          34.0
State income taxes                                 3.0           1.8
Income tax credits                               (20.5)        (13.2)
Net change in items giving rise to deferred
taxes                                              2.3          0.0


  Effective rate                                  18.8         22.6




                                   LOGITEK,INC.
                           Notes to Financial Statements


Note 9-Income Taxes Continued

The components of the deferred tax liability are as follows:

    Accumulated  depreciation                              $ 15,380

    Net Deferred Tax Liability                              $ 15,380


Note 10 - Stock  Options

The following options were granted during the years ended June 30, 1997 and June 30,1996.All options as of June 30, 1997 were exercisable for a total exercise price of $127,380.


                                                SHARES        EXERCISE PRICE
Balance July 1,1995                            386,000        Various
   Granted June 30,1996                         10,000         $.25
Balance June 30,1996                           396,000
   Granted June 30,1997                         10,000         $.50
Balance June 30,1997                           406,000

The exercise price of the options were set at fair market value on the date of grant. In the application of APB 25 it was determined that the compensation expense was immaterial to our financial statements taken as a whole. As of the balance sheet date no options have been exercised.


Note 11 - Major Customers

During the year ended June 30,1997 the Company sold a substantial portion of its merchandise to three customers. Net sales to these customers were approximately $ 575,000(14%),$868,000 (21%) and $933,000(22%). At June 30,
1997 amounts due from these customers and included in accounts receivable were $37,809,$59,545 and $110,769,respectively. During the year ended
June 30,1996, the Company sold a substantial portion of its merchandise to three customers. Net sales to these customers accounted for $469,000 (14%) $417,000 (12%) and $ 379,000 (11%) At June 30,1996 amounts due from these customers were $0 ,$16,638 and $68,115,respectively.





                                      LOGITEK , INC.
                               Notes to Financial Statements

Note 12 - Settlement Income and Legal Expenses

The Company incurred legal expenses in 1995 and 1996 as a result of a claim filed by the Company in which it opposed an application by another company for the use of Logitek's trade-name. This claim was settled in the year ended June 30,1996 for $105,000 with $55,000 received during the year ended June 30,1996 and $50,000 received during the year ended June
30,1997.

Note 13 - Treasury Stock

Treasury stock at June 30,1997 consists of 187,941 shares at various prices per share.


Auditors
Marcum & Kliegman LLP
Certified Public Accountants & Consultants
130 Crossways Park Drive
Woodbury , N.Y. 11797


Transfer Agent
Continental Stock Transfer
& Trust Co.
2 Broadway
New York, N.Y. 10004

Form 10-KSB or additional information about the Company
Stockholders and others interested in obtaining additional information about the Company may do so by writing or calling Logitek, Inc., 101 Christopher Street., Ronkonkoma, N.Y. 11779,(516) 467-4200. The Form 10-KSB Annual Report will be furnished without charge.


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


Annual Stockholders' Meeting
The annual meeting of stockholders will be held at offices of Logitek, Inc., 101 Christopher Street., Ronkonkoma, N.Y. 11779 on November 24, 1997 at
6:00 P.M.