Form 10-Q
period 1997-09-30
LOGITEK INC /NY
filed 1997-11-10
CIK 812083

Form 10-QSB
                                                                  CONFORMED
                    Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1997

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

As of November 3, 1997, their were 3,412,059 shares of common stock outstanding.

                   LOGITEK, INC.

                   Quarterly Report on Form 10-QSB


                   INDEX

                                                            Page #
Part 1:
          FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997
           and June 30, 1997                                   3

          Statements of Operations and Retained Earnings
          for the Three Months Ended September 30,
          1997 and 1996                                        4

          Statements of Cash Flows for the Three Months
          Ended September 30, 1997 and 1996                    5

          Notes to Financial Statements                        6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        7

Part II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                     9

          Signatures                                          10

PART I - FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS
                     LOGITEK, INC
                    BALANCE SHEETS

ASSETS                                       September 30,1997  June 30,1997

Current Assets:                                 (unaudited)
  Cash                                           $444,509        $393,797
  Accounts receivable,                            374,059         422,549
  Inventories                                   1,000,792       1,046,082
  Prepaid expenses and other                        5,430          34,292
  Due from officer                                 30,500          30,500
    Total Current Assets                        1,855,290       1,927,220

Property and equipment, less
    accumulated depreciation                      645,611         668,861
Other Assets:
  Goodwill                                         34,441          34,441
  Other                                            36,551          36,323
    Total Assets                               $2,571,893      $2,666,845

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt              $142,760        $145,182
  Capitalized lease obligation,current             12,079          11,783
  Accounts payable                                315,891         385,882
  Accrued expenses                                 99,115         154,507
     Total current liabilities                    569,845         697,354
Capitalized Lease Obligation,
     Less Current Portion                          46,725          50,119
Long-term debt, less current maturities           364,109         398,596
Deferred income taxes                              25,380          15,380
  Total Liabilities                             1,006,059       1,161,449

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized
10,000,000 shares; issued 3,600,000 shares         36,000          36,000
  Capital in excess of par value                  280,355         280,355
  Retained earnings                             1,257,131       1,196,693
  Sub-total                                     1,573,486       1,513,048
  Less:Treasury shares, at cost,
        187,941 shares                            (7,652)         (7,652)
      Total stockholders' equity                1,565,834       1,505,396
    Total liabilities and stockholders' equity $2,571,893      $2,666,845


                  See notes to the financial statements.



                                  LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             For the Three Months Ended September 30, 1997 and 1996
                                  (Unaudited)



                                               Three Months Ended
                                                  September 30,

                                                 1997             1996

Net sales                                     $1,100,862         $708,113
Cost of goods sold                               652,133          469,135
  Gross profit                                   448,729          238,978
Operating expenses:
  Selling                                         91,916           65,691
  General and
   administrative                                198,356          104,705
 Research and development                         37,699           47,340
  Total operating expenses                       327,971          217,736
Income (loss) from operations                    120,758           21,242
  Interest expense, net                           16,320           19,943
Income (loss) before
 provision for income taxes                      104,438            1,299
Provision for income taxes                        44,000              260
Net income (loss)                                 60,438            1,039

Retained earnings,beginning of period          1,196,693          872,127
Retained earnings, end of period              $1,257,131         $873,166

Per share amounts
  Net income (loss)                                $.02             $.00

Weighted average shares
  outstanding                                  3,412,059         3,424,000


                       See Notes to financial statements


                                  LOGITEK INC.
                            STATEMENTS OF CASH FLOWS
             For the Three Months ended September 30, 1997 and 1996
                                (Unaudited)


                                               Three Months Ended
                                                 September 30,
                                                 1997            1996

Net income (loss)                               $60,438         $1,039
Adjustments to reconcile net
  income (loss) to cash provided
  by operations:
Depreciation                                    23,250          27,525
Accounts receivable                             48,490         (46,436)
Inventories                                     45,290         (90,000)
Prepaid expenses and other                      28,862         (25,570)
Other assets                                      (228)         (2,034)
Accounts payable                               (69,991)         62,315
Accrued expenses                               (55,392)       (113,757)
Deferred Taxes                                  10,000             0
  Total adjustments                             30,281        (187,957)

  Net cash provided by (used in) operating
activities                                      90,719        (186,918)

Cash flows from financing activities:
Long-term debt                                 (40,007)        (36,675)
Purchase of Property, Plant and Equipment          0           (11,873)
  Net cash (used in) financing activities      (40,007)        (48,548)
  Net increase (decrease) in cash               50,712        (235,466)
Cash, beginning of period                      393,797         348,979
Cash, end of period                           $444,509        $113,513

Supplemental disclosures:
  Cash paid for:
    Interest                                    16,320          19,943


                    See notes to financial statements

                              LOGITEK, INC.
                      Notes to Financial Statements

Note 1 - Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit,pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required therein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 1997.

The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories

Inventories consisted of the following:

                                         September 30,       June 30,
                                              1997             1997

 Raw materials                              $510,404         $505,280
 Work-in-process                             250,198          326,954
 Finished goods                              240,190          213,848


     Total                                $1,000,792       $1,046,082


For the three months ended September 30, 1997 the Company used the gross profit method to calculate ending inventory values.

Note 3 - Provision for Income Taxes

The provision for income taxes differs from the amounts computed by applying the federalincome tax rate to the income before income taxes due to the following:


                                                     September 30,
                                                           %


                                                    1997       1996
Statutory rate                                      34.0       34.0
State income taxes, net of federal tax benefit       2.0        2.0
Utilization of tax credit                           (6.0)     (16.0)
Other                                               12.0        0.0

Effective tax rate                                  42.0       20.0



                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


The following table presents selected financial information for the periods September 30, 1997 and 1996.

                                                  Three Months Ended
                                                    September 30,
                                                     1997      1996

Net sales                                        $1,100,862   $708,113

Gross profit                                       $448,729   $238,978

Gross margin                                         40.8%      33.7%

Net income (loss)                                   $60,438     $1,039

Net income (loss), per share                         $0.02      $0.00


General

Logitek, Inc. (the "Company") reported net income of $60,438 for the three months ended September 30, 1997 versus $1,039 for the prior year period.


The Company's sales backlog is aproximately $2,500,000 at September 30, 1997 versus$2,200,000 at September 30, 1996. This reflects a $300,000 increase, which the Company is hopeful will continue to grow.

Results of Operations

Net sales for the three months ended September 30,1997 were $1,100,862 compared to $708,113 or an increase of $392,749, or 55%, from the prior year period, however this comparative increase will likely not be as large in future quarters as the 55% increase achieved in this first quarter.,

Gross profit increases to 40.8% in the quarter ended September 30, 1997 compared to 33.7% for the prior year quarter. This increase in gross profit is a result of the increased sales with only minimal additional manufacturing overhead.

Operating expenses for the three months ended September 30, 1997 increased $110,235 or 50% This occurred as a result of additional general & administrative overhead incurred as the company plans for greater sales volume based on increased bookings and increased sales activity.

Liquidity

As of September 30 and June 30, 1997 the Company had cash on hand of $444,509 and $393,797, respectively; and, as of September 30, 1997 the Company's current ratio was 3.3 compared to 2.76 at June 30, 1997 Total borrowings were $565,673 at September 30, 1997 and $605,680 at June 30, 1997 for a decrease of $40,007 while accounts payable and accrued expenses decreased $125,383.


The Company does not anticipate any new borrowings, however, if the need arises to purchase equipment in its continuing effort to increase its manufacturing capability it is the Company's intention to lease such equipment on more favorable terms than an outright purchase.

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





                                        LOGITEK, INC.
                                        Registrant






  Date:            11/ 10/ 97     By:  /s/ Herbert L. Fischer
                                           Herbert L. Fischer
                                           President and
                                       Chief Executive Officer





   Date:           11/ 10/ 97     By:  /s/ Herbert L. Fischer
                                           Herbert L.Fischer
                                           Chief Financial Officer