Form 10-K/A
period 1997-06-30
LOGITEK INC /NY
filed 1997-11-20
CIK 812083

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

                              BALANCE SHEETS

                                                     June 30,
 ASSETS                                        1997           1996
Current Assets:
Cash and cash equivalents                    $393,797       $348,979
Accounts receivable                           422,549        328,801
Inventories                                 1,046,082      1,018,074
Prepaid expenses and other current assets      34,292         33,941
Due from officer                               30,500         30,500
    Total Current Assets                    1,927,220      1,760,295


Property, Plant, and Equipment, net           668,861        720,929
Deferred income taxes,state                       0            7,000
Goodwill                                       34,441         34,441
Other Assets                                   36,323         33,111
    TOTAL ASSETS                           $2,666,845     $2,555,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt            $145,182       $140,491
Capitalized lease obligation, current          11,783          7,150
Accounts payable                              385,882        463,889
Accrued expenses and taxes                    154,507        166,561
    Total Current Liabilities                 697,354        778,091
Capitalized lease obligation, less current portion
                                               50,119         39,402
Long-term debt, net of current portion        398,596        541,921
Deferred income taxes payable                  15,380         13,380

     TOTAL LIABILITIES                      1,161,449      1,372,794


COMMITMENTS

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; authorized
 10,000,000 shares; issued 3,600,000 shares, of which
 187,941 and 176,000 shares are held in treasury, respectively
                                              36,000          36,000

Capital in excess of par value               280,355         280,355
Retained earnings                          1,196,693         872,127
                                           1,513,048       1,188,482
Less: Treasury stock, at cost                  7,652           5,500
Total Stockholders' Equity                 1,505,396       1,182,982


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $2,666,845     $2,555,776


   The accompanying notes are an integral part of the financial statements.
Weighted average shares
  outstanding                               3,423,730       3,424,000

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

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Earnings per share:

Earnings per share for both years have been presented based on the weighted average number of shares outstanding. The treasury stock method was used to compute the fully diluted earnings per common share. This method assumes that the proceeds to be obtained when an option is exercised will be used to purchase common stock at the average market price during the period.


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

The Company's financial instruments include cash, accounts receivable and accounts payable.Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has long term debt which it believes is stated at estimated fair market value.

Impairment of Long Lived Assets
In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of"(SFAS No. 121).The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. It was the Company's past policy to measure an impairment loss for assets held for use based on expected undiscounted future cash flows. Adoption of this statement will result in recognition of a larger loss, based on discounted future cash flows, in the year of impairment and lower depreciation charges over the remaining life of the asset. Since adoption, no impairment losses have been recognized. The recognition and measurement of impairment losses for long-lived assets to be disposed of under SFAS No. 121 is consistent with the Company's past practice.

Stock- Based Compensation
In October 1995, Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123 " Accounting for Stock Based Compensation"("SFAS No. 123"). SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provision of APB 25. Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, there would be no material effect from that recognized under APB 25 for the years ended June 30,1997 and 1996.

                                 LOGITEK ,INC.
                          Notes to Financial Statements

Note 3 - Property, Plant and Equipment
Property, plant and equipment consists of the following:
                                                             June 30,
                                                         1997          1996
Land                                                    $78,000       $78,000
Buildings and improvements                              802,850       802,850
Machinery and equipment                               1,150,902     1,111,529
Furniture and fixtures                                  142,876       142,876
Automobiles                                              68,988        68,988

  Total                                               2,243,616     2,204,243

Less:Accumulated Depreciation                        (1,574,755 )  (1,483,314)
Property Plant and Equipment,Net                     $  668,861    $  720,929
(a)Depreciation expense charged to operations was $ 91,441 and $ 110,037 for the years ended June 30, 1997 and June 30,1996,respectively.
(b)The cost of equipment under a capital lease and accumulated depreciation on these assets was $ 72,646 and $ 11,994, respectively, at June 30,1997, and $47,646 and $3,403 respectively at June 30,1996



 NOTE 6 - Leases
Capitalized lease obligation-During the year ended June 30,1997 and June 30, 1996 the Company obtained equipment under capital leases expiring in June 2002 and June 2001. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.As of June 30,1997 , minimum future lease payments under all capital leases are:

         Year ending                                            Amount
          June 30,
             1998                                              $   11,783
             1999                                                  13,673
             2000                                                  15,863
             2001                                                  16,145
             2002                                                   4,438
Total capitalized lease payments                                   61,902
Less: current portion                                              11,783
Total capitalized lease payments net of                          $ 50,119
  current portion

Operating leases

The Company leases certain equipment to support its manufacturing and test capabilities and certain office equipment. Such leases expire through June 2000. Rent expense for the years ended June 30, 1997 and 1996 was $5,252 and $2,580 respectively. Future minimum rental payments under noncancelable operating leases as of June 30,1997 are as follows:



                      Year Ending
                        June 30,                           Amount

                         1998                             $5,252
                         1999                              5,252
                         2000                              2,672
                        Total                            $13,176

    NOTE 7 - Long-Term Debt
    Long-term debt consists of the following:

                                                          June 30,
                                                      1997        1996
  Mortgage payable to NY Job Development
  Authority (JDA) in monthly installments
  of $2,656 including interest (8.25%  at
  June 30, 1997 and 1996) through June 2004,
  collateralized by restricted cash, building and
  improvements with a net book value of
  approximately $406,822 (a)                      $154,340        $  170,309

  Mortgage payable to Long Island
  Development Corp. (LIDC) in monthly
  installments of $4,427, including
  interest at 14.296% through June 2004,
  subordinate to the JDA mortgage,
  collateralized by restricted cash, land,
  building and improvements with a net
  book value of $406,822  (b)                       229,340        247,755

Notes payable to bank in monthly installments in the
 the aggregate amount of $3,125 plus interest at 1.5%
 above prime through October 1998, collateralized
 by a secondary lien on all assets
 of the Company (d)                                  44,098         81,598

Term loan payable to bank (c)                       116,000        182,750

Total debt                                          543,778        682,412

Less: Current Portion                              (145,182)      (140,491)

Total Long term debt                                $398,596       $541,921

(a) Interest rate varies in response to market conditions. This mortgage is guaranteed by the U.S.Small Business Administration. The loan contains restrictive convenants including default if the Company defaults on any superior debt.
(b) This mortgage is personally guaranteed by the Company's president and principal stockholder. The mortgage contains restrictive covenants which include, among others, limiting property, plant and equipment additions in each year, obtaining written consent of the lender prior to incurring additional financing obligations and prior to transferring ownership of common stock belonging to the Company's president and principal stockholder. The mortgage is subordinated to the JDA mortgage.
(c) The term loan payable to bank requires monthly principal payments of $5,750 plus interest at 2% above the bank's prime rate ( 8.25% at June 30, 1997) through March 1999. The note is collateralized by accounts receivable, inventory and certain machinery and equipment.
(d) Interest rate varies in response to market conditions.

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


Note 13 - Treasury Stock

Treasury stock at June 30,1997 and June 30,1996 consists of 187,941 and 176,000 shares at various prices per share.