Form 10-Q
period 1997-12-31
LOGITEK INC /NY
filed 1998-02-11
CIK 812083

Form 10-QSB
                                                                  CONFORMED
                    Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   December 31, 1997

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

As of November 1, 1997, their were 3,412,059 shares of common stock outstanding.

                   LOGITEK, INC.

                   Quarterly Report on Form 10-QSB


                     INDEX

                                                         Page #


Part 1:FINANCIAL INFORMATION

Item 1.Financial Statements
       Balance Sheets as of December 31, 1997 and June 30, 1997         3

       Statements of Operations and Retained Earnings for the Six
       and Three Months Ended December 31, 1997 and 1996                4

       Statements of Cash Flows for the Six and Three Months
       Ended December 31, 1997 and 1996                                 5

       Notes to Financial Statements                                    6

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        6

Part II:OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders              9

Item 6.Exhibits and Reports on Form 8-K
       a)  Exhibits                                                     9

       b)  Reports on Form 8-K                                          9

Signatures                                                             10

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                             LOGITEK, INC
                            BALANCE SHEETS


ASSETS                                      December 31,       June 30,
                                                1997             1997
Current Assets:                                     (unaudited)
  Cash                                        $261,944          $393,797
  Accounts Receivable                          711,943           422,549
  Inventories (Note 2)                       1,056,293         1,046,082
  Prepaid expenses and other                    32,833            34,292
  Due from officer                              30,500            30,500
    Total Current Assets                     2,093,513         1,927,220
Property and equipment, less
   accumulated depreciation                    622,361           668,861
Other Assets:
Goodwill                                        34,441            34,441
  Other                                         35,415            36,323
    Total Assets                            $2,785,730        $2,666,845

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt           $135,229          $145,182
  Capitalized lease obligation, current         12,693            11,783
  Accounts payable                             357,857           385,882
  Accrued expenses                             179,303           154,507
     Total current liabilities                 685,082           697,354
Capitalized lease obligation,
   less current portion                         38,672            50,119
Long-term debt, less current maturities        336,941           398,596
Deferred income taxes                           55,380            15,380
  Total Liabilities                          1,116,075         1,161,449

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized
10,000,000 shares; issued 3,600,000 shares      36,000            36,000
Capital in excess of par value                 280,355           280,355
  Retained earnings                          1,360,952         1,196,693
  Sub-total                                  1,677,307         1,513,048
  Less:
  Treasury shares, at cost, 187,941 shares      (7,652)           (7,652)
      Total stockholders' equity             1,669,655         1,505,396
  Total liabilities and stockholders'equity $2,785,730        $2,666,845


                  See notes to the financial statements.

                                 LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         For the Three and Six Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                              Three Months Ended       Six Months Ended
                                 December 31,            December 31,
                                 1997       1996          1997    1996

Net sales                   $1,209,400   $1,084,930   $2,310,262 $1,793,043
Cost of goods sold             757,353      641,657    1,409,486  1,110,792
  Gross profit                 452,047      443,273      900,776    682,251
Operating expenses:
  Selling                       72,997       74,285      164,913    139,976
  General and
   administrative              152,763      148,191      351,119    252,896
  Research and development      40,221       48,346       77,920     95,686
  Total operating expenses     265,981      270,822      593,952    488,558
Income (loss) from operations  186,066      172,451      306,824    193,693

Other (income) expense:
  Interest expense,net          12,245       21,502       28,565     41,445
Total other (income) expense    12,245       21,502       28,565     41,445

Income (loss) before
 provision for income taxes    173,821      150,949      278,259    152,248

Provision for income taxes      70,000       30,190      114,000     30,450

Net Income (Loss)              103,821      120,759      164,259    121,798

Retained earnings ,
beginning of period          1,257,131      873,166    1,196,693    872,127

Retained earnings,
end of period               $1,360,952     $993,925   $1,360,952   $993,925

Per share amounts
Net Income (loss)              $0.03         $0.04       $0.05       $0.04

Weighted average shares
outstanding                  3,412,059    3,424,000    3,412,059  3,424,000


                      See notes to financial statements.

                                  LOGITEK INC.
                            STATEMENTS OF CASH FLOWS
          For the Three and Six Months Ended December 31,1997 and 1996
                                  (Unaudited)

                                 Three Months Ended      Six Months Ended
                                    December 31,            December 31,
                                    1997     1996          1997     1996

Net income (loss)                $103,821  $120,759     $164,259   $121,798

Adjustments to reconcile net
income (loss) to cash provided
 (used) by operations:
 Depreciation                      23,250    24,250       46,500     48,500
 Accounts Receivable             (337,884) (150,481)    (289,394)  (196,917)
 Inventories                      (55,501)   (5,390)     (10,211)   (95,390)
 Prepaid expenses and other       (27,409)   43,932        1,459     18,362
 Other assets                       1,136     1,628          908       (406)
 Accounts Payable                  41,966   (40,095)     (28,025)    22,220
 Accrued Expenses                  80,194    46,576       24,983    (84,057)
 Deferred taxes                    30,000       910       40,000      4,086
  Total adjustments              (244,248)  (78,670)    (213,780)  (283,602)
Net cash provided(used) by
  operating activities           (140,427)   42,089      (49,521)  (161,804)
Cash flows from investing activities:

Purchase of Equipment                0       (3,275)        0       (5,323)
Net Cash provided by investing
   activities                        0       (3,275)        0       (5,323)
Cash flows from financing activities:
  Repayment of long term debt      (34,699)  (41,350)    (71,795)   (69,741)
  Capitalized lease obligation      (7,439)   (1,135)    (10,537)    (2,269)
Net cash (used) by
   financing activities            (42,138)  (42,485)    (82,332)   (72,010)

Net increase (decrease) in cash    (182,565) (3,671)    (131,853)   (239,137)
Cash, beginning of period           444,509 113,513      393,797     348,979

Cash , end of period                261,944 109,842      261,944    109,842

Supplemental disclosures:
  Cash paid for :
     Interest                       $18,546  $26,253    $35,510     $50,267


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

The results of operations for the three and six months ended December 31,1997 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories

Inventories consisted of the following:

                                   December  31,                June 30,
                                        1997                     1997
    Raw materials                    $515,492                 $505,280
    Work-in-process                   326,954                  326,954
    Finished goods                    213,847                  213,848
       Total                       $1,056,293               $1,046,082


For the three months ended December 31, 1997 the Company used the gross profit method to calculate ending inventory values.







Note 3 - Provision for Income Taxes
Income taxes were different from the amounts computed by applying the federal income tax rate to the income before taxes due to the following:


                        Three Months Ended           Six Months Ended
                        12/31/97   12/31/96           12/31/97 12/31/96

Statutory rate             34%        34%               34%      34%

State income taxes, net of
federal tax benefit         4         4                   4       4
General Business Credit    (6)      (18)                 (6)    (18)
Deferred Tax Provision      8                             8
Effective Tax Rate         40%       20%                 40%     20%






   CONDITION AND RESULTS  OF OPERATIONS

The following table presents selected financial information for the periods December 31, 1997 and 1996, respectively.




                            Three Months Ended        Six Months Ended
                               December 31,            December 31,
                            1997        1996              1997     1996

Net sales                $1,209,400   $1,084,930      $2,310,262 $1,793,043
Gross profit               $452,047     $443,273        $900,776   $682,251
Gross margin                 37.4%        40.8%           38.9%      38.0%
Operating expenses         $265,981     $270,822        $593,952   $488,558
Net income                 $103,821     $120,759        $164,259   $121,798
Net income per share         $0.03       $0.04            $0.05      $0.04




 General

Logitek, Inc. (the "Company") reported a profit of $164,259 for the six months ended December 31, 1997 versus a profit of $121,798 for the prior year period. For the quarter ended December 31, 1997 the Company reported a profit of $103,821 compared to a profit of $120,759 for the prior year quarter. The Company's sales backlog is approximately $2,500,000 at December 31,1997. This reflects a$ 500,000 increase which the Company hopes will continue to grow.


Results of Operations

Net sales for the first six months of fiscal 1997 were $2,310,262 compared to $1,793,043, or an increase of $517,219. Net sales for the quarter ended December 31, 1997 were $1,209,400 compared to $1,084,930 or an increase of $124,470.

Gross profit increased to 38.9% in the current six month period compared to 38.0% for the prior year. This increase is attributable to increased sales with only minimal additional manufacturing overhead.

Operating expenses for the six months ended December 31, 1996 increased $105,394. This occurred as a result of additional general and administrative overhead incurred as the Company plans for greater sales volume based on increased bookings and increased sales activity.


Liquidity

As of December 31, 1997 and June 30, 1997 the Company had cash on hand of $261,944 and $393,797, respectively; and, as of December 31, 1997 the Company's current ratio was 2.81 compared to 2.76 as of June 30, 1997. Total borrowings were $516,084 at December 31, 1997, $605,680 at June 30, 1997 and $656,954 at December 31, 1996.

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

                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's regularly scheduled Annual Meeting held on November 24, 1997 the following votes were recorded:

1.To elect a board of three directors, each to serve for a term of one year or until his successor shall have been duly elected and qualified:

                                                 Votes Cast
                                   For            Against      Abstained

           Herbert L. Fischer       3,167,675         0         7,400
           Howard Fein              3,167,675         0         7,400
           Francis Vuccii           3,167,675         0         7,400


2.To elect Marcum & Kliegman, Certified Public Accountants as the Company's
 independent certified accountants:
                                                  Votes Cast
                                         For   Against   Abstained
                                   3,169,175      0             5,900


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits - There are no exhibits being filed with this report.

 (b)  Reports on Form 8-K - None

                                SIGNATURES



Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             LOGITEK, INC.
                                              Registrant






 Date:   2/ 13 / 98             By:  /s/ Herbert L. Fischer
                                         Herbert L. Fischer
                                         President and
                                     Chief Executive Officer