Form 10-Q
period 1998-03-31
LOGITEK INC /NY
filed 1998-04-30
CIK 812083

Form 10-QSB
                                                          CONFORMED
                 Securities and Exchange Commission
                      Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1998

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

As of November 1,1997, their were 3,412,059 shares of common stock outstanding.

                   LOGITEK, INC.
                   Quarterly Report on Form 10-QSB


                   INDEX

                                                           Page #
Part 1:FINANCIAL INFORMATION

Item 1.Financial Statements

  Balance Sheets as of March 31, 1998 and June 30, 1997          3

  Statements of Operations and Retained Earnings for the Nine
    and Three Months Ended March 31, 1998 and 1997               4

  Statements of Cash Flows for the Nine and Three Months
    Ended March 31, 1998 and 1997                                5

  Notes to Financial Statements                                  6

Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7

Part II:OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders

Item 6.Exhibits and Reports on Form 8-K

  a)  Exhibits                                                   9

  b)  Reports on Form 8-K                                        9

Signatures                                                      10

                     PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                             LOGITEK, INC
                            BALANCE SHEETS


ASSETS                                      March 31,1998       June 30,1997
Current Assets:
  Cash                                        $547,806             $393,797
  Accounts Receivable                          560,962              422,549
Inventories (Note 2)                         1,025,793            1,046,082
  Prepaid expenses and other                    19,315               34,292
  Due from officer                              30,500               30,500
   Total Current Assets                      2,184,376            1,927,220
Property and equipment, less
    accumulated depreciation                   625,103              668,861
Other Assets:
  Goodwill                                      34,441               34,441
  Other                                         39,656               36,323
    Total Assets                             2,883,576            2,666,845

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of debt                     $122,597             $145,182
  Capitalized lease obligation                  12,951               11,783
  Accounts payable                             281,818              385,882
  Accrued expenses                             264,460              154,507
     Total current liabilities                 681,826              697,354
Capitalized lease obligation,less
  current portion                               32,169               50,119
Long-term debt, less current maturities        311,439              398,596
Deferred income taxes                           65,380               15,380
  Total Liabilities                          1,090,814            1,161,449

STOCKHOLDERS' EQUITY
Common stock$.01 par value; authorized
10,000,000 shares;issued 3,600,000 shares       36,000               36,000
 Capital in excess of par value                280,355              280,355
 Retained earnings                           1,484,059            1,196,693
 Sub-total                                   1,800,414            1,513,048
  Less:
  Treasury shares, at cost, 176,000 shares      (7,652)              (7,652)
      Total stockholders' equity             1,792,762            1,505,396
  Total liabilities and stockholders'equity $2,883,576           $2,666,845

                  See notes to the financial statements.

                             LOGITEK, INC

                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          For the Three and Nine Months Ended March 31, 1998 and 1997
                                (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                       March 31,                 March 31,
                                     1998       1997         1998       1997
Net sales                       $1,249,888  $1,181,406   $3,560,150 $2,974,449
Cost of goods sold                 703,348     676,210    2,112,834  1,787,002
  Gross profit                     546,540     505,196    1,447,316  1,187,447

Operating expenses:
  Selling                           84,928      74,884      249,841    214,860
  General and
   administrative                  203,770     249,362      554,889    502,258
  Research and development          52,834      61,953      130,754    157,639
  Total operating expenses         341,532     386,199      935,484    874,757

Income (loss) from operations      205,008     118,997      511,832    312,690

Other (income) expense:
  Interest expense, net             11,899      19,991       40,464    61,436
  Legal settlement (Note 4)            0       (50,000)         0     (50,000)
 Total other (income) expense       11,899     (30,009)      40,464    11,436


Income (loss) before
 provision for income taxes         193,109     149,006      471,368   301,254

Provision for income taxes (Note 3)  70,000      29,550      184,000    60,000

Net income (loss)                   123,109     119,456      287,368   241,254

Retained earnings,
 beginning of period                740,826      568,165     612,152   517,919

Retained earnings,
 end of period                     1,484,059   1,113,381   1,484,059 1,113,381

Per share amounts
Net income (loss)                    $0.03       $0.03        $0.08     $0.07

Weighted average shares
  outstanding                     3,412,059   3,424,000    3,412,059 3,424,000


                      See notes to financial statements.

                                LOGITEK, INC.


                            STATEMENTS OF CASH FLOWS
          For the Nine and Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)


                               Three Months Ended        Nine Months Ended
                                    March 31,                 March 31,
                                  1998     1997            1998      1997
Net income (loss)              $123,109  $119,456        $287,368  $241,254
Adjustments to reconcile net
income (loss) to cash provided
(used) by operations:
 Depreciation                    23,250    34,075          69,750   82,575
 Accounts receivable            150,981    65,538        (138,413)(131,369)
 Inventories                     30,500     4,500          20,289  (90,890)
 Prepaid expenses and other      13,517    13,193          14,973   31,554
 Other assets                    (4,241)   (1,775)         (3,333)  (2,181)
 Accounts payable               (76,039)  (92,502)       (104,064) (70,282)
 Accrued expenses                85,159    54,486         109,955  (29,581)
 Deferred taxes                  10,000    (4,086)         50,000      0
 Total adjustments              233,127    73,429          19,157 (210,174)
Net cash provided (used) by
   operating activities         356,236   192,885         306,525   31,080

Cash flows from investing activities:
Acquisition of equipment        (25,992)  (31,550)        (25,992) (36,873)

Net cash provided by
  investing activities          (25,992)  (31,550)        (25,992) (36,873)

Cash flows from financing activities:
  Repayment of long-term debt   (38,137)  (34,911)        (109,742)(104,652)
  Capitalized lease obligation   (6,245)   21,964          (16,782)  19,706
Net cash (used) by
    financing activities        (44,382)  (12,937)        (126,524) (84,946)

Netincrease(decrease)in cash     285,862   148,398         154,009  (90,739)
Cash, beginning of period        261,944   109,842         393,797  348,979

Cash, end of period             $547,806  $258,240        $547,806  $258,240

Supplemental disclosures:
  Cash paid for:
    Interest                      $9,697   $19,911         $45,207   $61,436

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

The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories
Inventories consisted of the following:

                                     March 31,                 June 30,
                                       1998                      1997

Materials                             $484,991                $505,280
Work-in-process                        326,954                 326,954
Finished goods                         213,848                 213,848

    Total                           $1,025,793              $1,046,082

For the three and nine months ended March 31,1998 the Company used the gross profit method to calculate ending inventory values.

Note 3 - Provision for Income Taxes
Income taxes were different from the amounts computed by applying the federal income tax rate to the income before taxes due to the following:


                           Three Months Ended          Nine Months Ended

                           3/31/98     3/31/97          3/31/98   3/31/97

 Statutory rate               34%         34%             34%       34%
 State income taxes,net of
   federal tax benefit         4           2               4         2
 Deferred Tax Provision        6                          10
 General business credit      (8)        (16)             (9 )     (16)

Effective tax rate            36%         20%             39%       20 %



Note 4-Legal Settlement

The Company has made a settlement on a trademark infringement suit. The settlement was for $105,000, of which $55,000 was received in the quarter ended June 30,1996 and the remaining $50,000 was received in the quarter ended March 31,1997.

                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

The following table presents selected financial information for the periods March 31, 1998 and 1997, respectively.

                         Three Months Ended        Nine Months Ended
                              March 31,                 March  31,

                            1998       1997           1998       1997
Net sales              $1,249,889   $1,181,406     $3,560,150  $2,974,449
Gross profit             $546,540     $505,196     $1,447,316  $1,187,447
Gross margin               43.7%        42.8%         40.7%     39.9%
Operating expenses       $341,532     $386,199      $935,484   $874,757
Legal settlement income                $50,000                  $50,000
Net income (loss)        $123,109     $119,456      $287,368   $241,254


General

Logitek, Inc. (the "Company") reported a profit of $287,368 for the nine months ended March 31, 1998 versus a profit of $241,254 for the prior year period.For the quarter ended March 31, 1998 the Company reported a profit of $123,109 compared to a profit of $119,456 for the prior year quarter.

Results of Operations

Net sales for the first nine months of fiscal 1998 were $3,560,150 compared to $2,974,449 or an increase of $585,701. Net sales for the quarter ended March 31, 1998 were $1,249,889 compared to $1,181,406 or an increase of $68,483.

Gross profit increased to 40.7% in the current nine month period compared to 39.9% for the prior year. This increase is attributable to increased sales with only minimal additional manufacturing overhead.

Operating expenses for the nine months ended March 31, 1998 increased $60,727. This occurred as a result of additional general and administrative overhead incurred as the Company plans for greater sales volume based on increased bookings and increased sales activity.





Liquidity

As of March 31, 1998 and June 30, 1997 the Company had cash on hand of $547,806 and $393,797, respectively; and, as of March 31, 1998 the Company's current ratio was 3.20 compared to 2.76 as of June 30, 1997. Total borrowings were $479,156 at March 31, 1998,and $ 605,680 at June 30, 1997 .
This represents a decrease of $126,524.

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





                                             LOGITEK, INC.
                                              Registrant






     Date:            4/28/98      By:
                                           Herbert L. Fischer
                                           President and
                                           Chief Executive Officer