Form 10-K
period 1998-06-30
LOGITEK INC /NY
filed 1998-09-28
CIK 812083

U.S. Securities and Exchange Commission

                         Washington, D.C. 20549
                                                                CONFORMED
                                Form 10-KSB
(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended      June 30, 1998
                                    OR
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

Issuer's revenues for its most recent fiscal year:    $4,815,518
The aggregate market value of voting common stock held by non-affiliates, computed based upon the average of the closing bid and asked prices on August 18, 1998 was $2,537,144. As of August 18,1998, there were
3,382,859 shares of common stock outstanding (of which 1,884,882 shares were held by non-affiliates).

     Documents Incorporated by Reference: 1998 Proxy Statement

                               LOGITEK, INC.
                  FORM 10-KSB -  Year Ended June 30, 1998

                             TABLE OF CONTENTS


  PART I                                                       Page

Item 1. Business                                                 3
Item 2. Properties                                               6
Item 3. Legal Proceedings                                        6
Item 4. Submission of Matters to a Vote of Security
        Holders                                                  6

PART II
Item 5. Market for Registrant's Common Equity
        and Related Stockholder Matters                          7
Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of Operations            8
Item 7. Financial Statements and  Supplementary Data            10
Item 8. Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure                  10

PART III
Item 9. Directors and Executive Officers of
        the Registrant                                          11
Item 10.Executive Compensation                                  11
Item 11.Security Ownership of Certain
        Beneficial Owners and Management                        11
Item 12.Certain Relationships and Related
        Transactions                                            11
Item 13.Exhibits and Reports on Form 8-K                        11
        Signature Page                                          12
        Report of Independent Certified Public
        Accountants                                             13
        Financial Statements                                    14
        Notes to Financial Statements                           17

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

The Company developed and manufactures
a line of time delay relays designed to cause a system to perform or not to perform a specific function for, during or after a precise interval of time. The time delay relay is used in those instances, among others, where a system must be turned on for a specific period of time after application of power and then shut down; where it is necessary to operate a system for an interval of time after the complete loss of power; or to regulate the precise time interval between various functions. Among its practical applications, time delay relays are used in navigation systems of missiles and in radar equipment as well as to sequence aircraft functions. When the navigation system in a missile or projectile determines that the missile or projectile is off course, a signal may be applied to a time delay relay. If the missile returns to course prior to the expiration of the preset time delay, the signal is removed and the timer does not operate. If the missile remains off course for a period of time greater than the preset interval of the time delay relay, the time delay relay will activate causing the missile to self destruct. Some elements of certain types of radar equipment can be damaged if high voltage is applied prior to sufficient warm-up time. These elements can be protected by the use of time delay relays which provide an automatic time delay between the application of warm-up voltage and high voltage. These devices may also be used to sequence the time interval between the ejection of external fuel pods on fighter aircraft. The relays vary in price from approximately $100 to $700 depending on the type of function and complexity required; however, most time delay relays sell for $150 to $300.

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

The Company's backlog as of June 30, 1998 was approximately $ 2,192,000 as compared to $2,500,000 as of June 30 1997.

Sales made directly to government agencies are effected primarily through competitive bidding and to a lesser extent are a result of negotiated contracts. Other sales arise principally through personal solicitations by the Company's personnel and also through independent sales representatives who are compensated solely on a commission basis.

During the year ended June 30,1998 sales to major customers were as follows: Boeing
Aircraft 22%, various agencies of the U.S.
Government 16%, Falstrom 8% and various
affiliates of the Loral group 7%. During the year ended June 30,1997 sales to major customers were as follows: Boeing Aircraft
14%, various agencies of the U.S.
Government 21% and various agencies of
the Loral group 22%.
It should be noted that each of these major customers is comprised of a group of separate and distinct business units that make up the total sales. While it is possible one or more of the Company's major customers might someday choose another vendor, the Company feels this is highly unlikely.
However, should all the major customers
leave, the impact on the financial statements would be a decrease in sales of approximately 53%.
All government contracts or subcontracts are subject to cancellation by the government or it's subcontractor at or for the convenience of the government. In the event of contract termination, the Company would ordinarily be entitled to recover payment for its costs and a reasonable pro rata share of profit based on work completed prior to termination.

Current research is focused on the
continuous upgrading of current products, development of new switch mode power supplies and a high density power supply.
During the two fiscal years ended June 30, 1998 and 1997, the Company expensed approximately $246,000 and $221,000, respectively, on research and development.

As of June 30, 1998 the Company had
approximately 50 employees,of which one
was a part time employee.

The following table sets forth the
approximate percentage each of the
Company's product lines contributed to total sales for the periods indicated:


BREAKDOWN OF GROSS SALES
For the years ended June 30,              1998          1997


                                           %              %

Time delay relays                         13.1          14.1
Flashers                                   1.5           4.8
Power supplies                            27.5          24.8
Voltage, frequency and
 phase sensor relays
 and power monitors                       51.8          55.0
Contract manufacturing & Other             6.1           1.3

Company Totals                           100.0         100.0


ITEM 2.  PROPERTIES

The Company's executive offices and
production facilities are located in a one story free standing building comprising approximately 20,000 square feet, such building is owned by the Company. The building is located on approximately one and one-half acres of land in Ronkonkoma, New
York. The property is subject to a mortgage held by the New York Job Development
Authority ("JDA"), payable in monthly
installments as of June 30, 1998 of
approximately $2,656, including interest at
8.25% through June 2004 and a subordinate mortgage to Long Island Development
Corp., payable in monthly installments of $4,427 including interest at 14.296% through June 2004. As of June 30, 1998 the
JDA mortgage had a balance of $135,632
and the subordinate mortgage had a balance of $208,253.

Located at the Company's facilities are
testing apparatus, machinery and equipment including oscilloscopes, differential voltmeters,spray painting equipment, production electrical test fixtures,auto test and manufacturing equipment, environmental and vibration test equipment and other items. Certain of this equipment is pledged as collateral for three leases payable in monthly installments of $1,123,$573 and $
1,118 through June 2001, March 2002 and
February 2003,. In addition, the Company has given a security interest to a lender covering all fixed assets, accounts receivable and inventory on $47,000 of debt with monthly payments of $5,750, plus interest at prime plus 2% as of June 30, 1998.






ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of
security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1998.



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

The figures shown represent "inter-dealer" prices without adjustment for markups, markdowns or commissions and may not necessarily represent actual transactions.
On August 18, 1998 the closing bid and
asked prices  for  the  Common  Stock
were  $.69 and $.81 per share, respectively.
As of August 18, 1998 there were 3,382,859 shares of Common Stock outstanding and approximately 120 record holders of
Common Stock, which includes stock being held by brokers in street name. The
Company has never paid cash dividends on its Common Stock and does not intend to do so for the foreseeable future. It is anticipated that earnings, if any, will be retained to finance the Company's growth.
Future payments of cash dividends, if any, will be determined by the Board of Directors based upon circumstances then existing, including contractual restrictions, financial condition, capital requirements and business outlook of the Company.

Quarter Ended               Ask Price - High           Bid Price - Low

September 30, 1996                 7/8                     1/2
December 31, 1996                  7/8                     1/2
March 31, 1997                   25/32                    9/16
June 30, 1997                    15/16                    9/16
September 30, 1997               27/32                   21/32
December 31, 1997                29/32                     5/8
March 31, 1998                   27/32                   17/32
June 30 , 1998                  31 /32                     5/8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

The Company reported a net profit after tax of $400,790 for the year ended June
30,1998 compared to a $324,566 profit for the year ended June 30, 1997.

Results of Operations
Comparison of Fiscal Years Ended June 30,
1998 and 1997

Sales for fiscal 1998 were $4,815,518
compared to $4,157,472 for the prior year, or a 16% increase of $658,046. The increase was due primarily to additional sales as a result of new product lines. The Company has also begun to utilize fully automated test and automatic assembly equipment and has redesigned certain of its products to take advantage of the more cost effective surface mount manufacturing technologies.

Gross profit margins were 40.8 % and
38.7% for the twelve month periods ended
June 30, 1998 and 1997. This reflects the
Company's committment to manufacturing
its products in a more efficient manner, as well as close cost containment.

Operating expenses for fiscal 1998 were
approximately $1,329,000 compared to
$1,188,000 or a increase of $141,000. Of
this increase,research and development
expenses accounted for approximately
$25,000. This increase  reflects the
Company's ongoing design efforts including upgrading existing designs and completing design of certain unfinished models of the standard power supply products. These efforts also include modifications in order to improve manufacturing efficiency. Additional efforts are contemplated to continue design of the MC series high density power supply. The remaining $ 116,000 consists of numerous overhead items, but primarily a $61,000 increase in sales expenses. Of this amount, sales commissions were $16,000 and advertising was $45,000.

Interest expense decreased approximately 3% due to decreased borrowing levels. During the past twelve month period the Company has reduced total debt by $168,153. The Company will now be required to service its two mortgages on the building and a term loan with a balance of $47,000 as of June 30, 1998
(see Note 7 ). In June 1995 and October 1995 the Company decided to borrow $ 65,000 and $47,500 in order to pay off its remaining equipment leases and to purchase additional new equipment as part of its plan to streamline its operations and to make more of the manufacturing an automatic process rather than labor intensive. Both of these loans were paid off in the year ended June 30, 1998.

Legal expenses of $29,000 for the twelve month period ended June 30, 1998 were for normal ongoing legal matters, compared to $47,000 for the year ended June 30, 1997. The
Company has made a settlement on a
trademark infringement suit. The settlement is for $105,000 of which $55,000 was collected in the year ended June 30,1996 and the remaining $50,000 was collected during the year ended June 30,1997.

The Company's effective tax rate of 30.3% differs from the statutory tax rate of 34% due principally to the impact of a deferred tax , utilization of federal tax credits and a state income tax provision.

Liquidity and Capital Resources

Total borrowings were $488,358 and $605,680, at June 30, 1998 and 1997, respectively, which represent decreases of $168,153, or 28%, and $123,284 or 17%, for the latest two twelve month periods. As of June 30, 1998 the Company has decreased total debt, accounts payable and accrued expenses by approximately $102,000 . As of June 30,1997 the Company had decreased total debt, accounts payable and accrued expenses by $211,000. During this two year period the Company has built its cash reserves to approximately $430,000 as of June 30, 1998.

During the year ended June 30,1998, the
Company increased its cash by about $36,000 through its operating activities primarily from its net income and depreciation.The Company used its cash to purchase equipment of $41,000 and paid down debt by approximately
$168,000.

The Company is not aware of any
committments or contingencies that are likely to have a material impact on the financial statements.

Due to the Company's current cash resources of $430,000 and its continued profitability the Company does not anticipate a need for additional outside financing.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

The Company has performed an assessment of major information technology systems and expects that all necessary replacements will be completed in a timely manner to ensure that systems are Year 2000 compliant.

The Company believes the cost of
administering its year 2000 compliance plan will not have a material adverse impact on future earnings.

Directors Fees

The Board of Directors meets annually as well as on an interim basis as the need arises. All
Directors, with the exception of Mr. Herbert
Fischer are paid $ 150 per meeting for their services.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and notes thereto, are included in this Report on Form 10-KSB as follows:


                               Index


Item                                                          Page Number

Report of Independent Certified Public Accountants                13

Balance Sheets as of June 30, 1998 and 1997                       14

Statements of Income for the Years
  Ended June 30, 1998 and 1997                                    15

Statements of Stockholders' Equity for the Years                  16
  Ended June 30,1998 and 1997

Statement of Cash Flows for the Years                             17
  Ended June 30,1998 and 1997

Notes to Financial Statements                                     18


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable



                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's 1998 Proxy statement.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's 1998 Proxy statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference to the Company's 1998 Proxy statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's 1998 Proxy statement.

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


                    /s/  Herbert L. Fischer
                         Herbert L. Fischer
                           President and
                    Principal Executive Officer







                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Logitek,Inc.

We have audited the accompanying balance sheets of Logitek, Inc. as of June 30, 1998 and 1997,and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Logitek, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                    Marcum & Kliegman LLP



Woodbury, New York
September 4,1998


                               LOGITEK, INC.
                              BALANCE SHEETS

                                                            June 30,

ASSETS                                                 1998         1997
Current Assets:
Cash and cash equivalents                            $429,713     $393,797
Accounts receivable                                   676,704      422,549
Inventories                                         1,061,103    1,046,082
Prepaid expenses and other current assets              15,332       34,292
Due from officer                                            0       30,500
    Total Current Assets                            2,182,852    1,927,220
Property, Plant, and Equipment, net                   680,134      668,861
Deferred income taxes,state                             7,000            0
Goodwill                                               34,441       34,441
Other Assets                                           48,695       36,323
    TOTAL ASSETS                                   $2,953,122   $2,666,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                     $90,525     $145,182
Capitalized lease obligation, current                  22,123       11,783
Accounts payable                                      324,736      385,882
Accrued expenses and taxes                            194,398      154,507
    Total Current Liabilities                         631,782      697,354
Capitalized lease obligation, less current portion     75,350       50,119
Long-term debt, net of current portion                300,360      398,596
Deferred income taxes payable                          52,000       15,380
     TOTAL LIABILITIES                              1,059,492    1,161,449

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized
 10,000,000 shares; issued 3,600,000 shares,
 of which 217,141 and 187,941  shares
 are held in treasury,respectively                     36,000        36,000
Capital in excess of par value                        280,355       280,355
Retained earnings                                   1,597,483     1,196,693
                                                    1,913,838     1,513,048
Less: Treasury Stock at cost                           20,208         7,652
Total Stockholders' Equity                          1,893,630     1,505,396
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,953,122    $2,666,845


   The accompanying notes are an integral part of the financial statements.

                               LOGITEK, INC.
                          STATEMENTS OF INCOME
                       For the Years Ended June 30,

                                                      1998         1997
Net sales                                          $4,815,518   $4,157,472
Cost of goods sold                                  2,852,002    2,549,797
  Gross profit                                      1,963,516    1,607,675
Operating expenses:
 Selling                                              352,567      291,034
 General and administrative                           730,726      675,343
 Research and development                             245,912      221,180
  Total operating expenses                          1,329,205    1,187,557
  Income from operations                              634,311      420,118
Other income (expense):
Interest expense                                      (78,882)     (81,300)
Interest income                                        19,361       10,748
Other income                                                0       50,000
  Total other expense                                 (59,521)     (20,552)

  Income before income taxes                          574,790      399,566

Income tax expense                                    174,000       75,000

  Net income                                         $400,790     $324,566




Per Share Amounts:
Basic earnings per share                                $.12        $.10
Diluted earnings per common share                       $.11        $.09





The accompanying notes are an integral part of  the financial statements.

                                        LOGITEK INC.
                            Statements of Stockholders' Equity
                     For the Years Ended June 30,1998 and 1997



                       Common Stock   Capital in    Retained Treasury
                       Shares Amount Excess of Par  Earnings Stock    Total


Balance at       3,424,000 $36,000 $280,355   $872,127  $(5,500)  $1,182,982
 July 1,1996
Net earnings                                   324,566               324,566

Purchase of
 Treasury Stock    (11,941)                              (2,152)     (2,152)


Balance at        3,412,059 $36,000 $280,355 $1,196,693 $(7,652)  $1,505,396
  June 30,1997
Net earnings                                    400,790              400,790

Purchase of
  Treasury Stock   (29,200)                              (12,556)    (12,556)

Balance at        3,382,859 $36,000  $280,355 $1,597,483 $(20,208) $1,893,630
  June 30,1998





    The accompanying notes are an integral part of the financial statements






                                LOGITEK, INC.
                         STATEMENTS OF CASH FLOWS
                       For the Years Ended June 30,

                                                       1998          1997

Cash Flows from Operating Activities:
Net income                                           $400,790      $324,566
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                           80,978        91,441
(Increase) decrease in operating assets:
Accounts receivable                                  (254,155)      (93,748)
Inventories                                           (15,021)       28,008)
Prepaid expenses and other current assets              18,960          (351)
Other assets                                          (12,372)       (3,212)
Increase (decrease) in operating liabilities:
Accounts payable                                      (61,146)      (78,007)
Accrued expenses and taxes                             70,391       (12,054)
Deferred income taxes payable                          29,620         9,000
      Total adjustments                              (142,745)     (114,939)
 Net cash provided by operating activities            258,045       209,627
Cash Flows from Investing Activities
Purchases of property,plant and equipment             (41,420)      (39,373)
   Net cash used in investing activities              (41,420)      (39,373)
Cash Flows from Financing  Activities:
Repayment of long-term debt                          (168,153)     (148,284)
Proceeds from long-term debt                                0        25,000
Purchase of treasury stock                            (12,556)       (2,152)
   Net cash used in financing activities             (180,709)     (125,436)
Net increase  in cash and equivalents                  35,916        44,818
Cash and cash equivalents, beginning of year          393,797       348,979
Cash and cash equivalents, end of  year              $429,713      $393,797
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Cash paid during the years for:
   Interest                                           $68,966      $72,400
   Income taxes                                      $174,000      $75,000

               Noncash Investing and Financing Activities
During the year ended June 30,1998, a lease payable of $50,831 was incurred when the Company purchased equipment. During the year ended June 30, 1998 an advance to the Company president was written off against a bonus payable to him which was accrued for at June 30, 1998. During the year ended June 30, 1997 a lease payable of $23,695 was incurred when the Company purchased equipment.

   The accompanying notes are an integral part of the financial statements


                              LOGITEK, INC.
                      Notes to Financial Statements
NOTE 1 - Description of Business and Summary of Significant Accounting
Policies:
Description of business:

Logitek, Inc. ("the Company") is engaged in the design, development and production of electronic power monitoring equipment and electronic power supplies. The Company sells its products and provides services to domestic customers, and to a lesser extent to international customers, and to the United States government.

Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for doubtful accounts is not provided since, in the opinion of management, all accounts recorded on the books are deemed collectible.

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

Goodwill that arose from a 1969 acquisition, is being reviewed by management as to its continuing value. The Company believes its value has diminished in recent years and is contemplating writing this off to earnings in the near term.



                                  LOGITEK,INC.
                            Notes to Financial Statements
Note 1-Description of Business and Summary of Significant Accounting Policies Income Taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.Tax credits are accounted for on the flow-through method.

Research and development costs:

Research and development costs are expensed as incurred.

Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. At June 30, 1998 and June 30, 1997 the Company has cash deposits in banks in excess of the maximum amount insured by the Federal Deposit Insurance Corp.

Net earnings per common share:

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15
 "Earnings per Share" ("APB 15"), with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB 15. The Company adopted SFAS 128 in the fourth quarter of fiscal 1998 and has restated the prior period in its financial statements.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding, which were 3,407,192 at June 30,1998 and 3,423,730 at June 30,1997. Diluted earnings per share are based on the weighted-average number of shares of common stock adjusted for the effects of assumed exercise of options under the treasury stock method,

                                      LOGITEK,INC.
                                Notes to Financial Statements
Note 1-Description of Business and Summary of Significant Accounting Policies Net earnings per share-continued

which were as follows: 3,595,166 at June 30,1998 and 3,676,394 at June 30,1997.

The following is a reconciliation of the earnings per share calculations for the years ended June 30, 1998 and 1997:
                                                  1998                1997
Basic Earning per share computation
    Numerator                                  $400,790             $324,566
    Denominator:
       Common shares outstanding              3,407,192            3,423,730
    Basic earnings per share                   $  .12                  $ .10

Diluted earnings per share computation
    Numerator                                  $400,790              $324,566
    Denominator:
       Common shares outstanding              3,407,192             3,423,730
       Options                                  187,974               252,664
       Total shares                           3,595,166             3,676,394
     Diluted earnings per share               $  .11                  $  .09

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




                               LOGITEK ,INC.
                          Notes to Financial Statements

Note 1-Description of Business and Summary of Significant Accounting Policies Stock- Based Compensation

In October 1995, Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123"Accounting for Stock Based Compensation"("SFAS No.123"). SFAS No. 123 requires compensation expense to be recorded (i)using the new fair value method or (ii)using existing accounting rules prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees"("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provision of APB 25.Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS No. 123,there would be no material effect from that recognized under APB 25 for the years ended June 30,1998 and 1997.

Recently Issued Statements of Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS 130") establishes standards for reporting and display of comprehensive income.

Among other disclosures, SFAS 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public enterprises report information about operating segments. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires separate disclosures for different operating segments.

Both of these new standards are effective for financial statements for periods beginning after December 15,1997 and require comparative information for earlier years to be restated. The Company does not expect that adoption of these standards will significantly impact its financial statements.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS 132 is not expected to significantly impact the Company's financial statements.



                                 LOGITEK, INC.
                         Notes to Financial Statements

NOTE 2 - Inventories

Inventories consist of the following:
                                                             June 30,
                                                      1998           1997
 Raw materials                                     $547,117        $505,280
 Work-in-process                                    347,760         326,954
 Finished goods                                     166,226         213,848
      Total                                      $1,061,103      $1,046,082


Note 3 - Property, Plant and Equipment

Property,plant and equipment consists of the following:

                                                         June 30,
                                                  1998           1997
Land                                           $78,000         $78,000
Buildings and improvements                     802,850         802,850
Machinery and equipment                      1,243,153       1,150,902
Furniture and fixtures                         142,876         142,876
Automobiles                                     68,988          68,988
 Total                                       2,335,867       2,243,616
Less: Accumulated Depreciation              (1,655,733)     (1,574,755)
Property Plant and Equipment, Net              680,134         668,861
(a) Depreciation expense charged to operations was $80,978 and $91,441 for the years ended June 30, 1998 and June 30,1997,respectively.
(b) The cost of equipment under a capital lease and accumulated depreciation on these assets was $122,646 and $25,930,respectively,at June 30,1998,
    $72,646 and $11,994 respectively at June 30,1997.

NOTE 4-Related Party Transactions

The Company had an uncollateralized loan receivable from its president and principal shareholder. The loan balance of $30,500 of June 30,1997 was paid in full during June 1998.

NOTE 5-Other Assets

Included in Other Assets is $39,390 and $36,024 of restricted cash as of June 30, 1998 and 1997, respectively, which is held as collateral for the mortgage payable to Long Island Development Corp. (See Note 7).



                               LOGITEK, INC.
                    Notes to Financial Statements


NOTE 6 - Leases
Capitalized lease obligation

During the years ended June 30,1998 and June 30,1997 the Company obtained equipment under capital leases expiring in February 2003 and March 2002 respectively. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives. As of June 30, 1998,future minimum lease payments under all capital leases are:
          Year ending                                              Amount
          June 30,
             1999                                              $   22,123
             2000                                                  25,339
             2001                                                  26,770
             2002                                                  16,751
             2003                                                   6,490
Total capitalized lease payments                                   97,473
Less: current portion                                              22,123
Total capitalized lease payments,net of current portion          $ 75,350

Operating leases

The Company leases certain equipment to support its manufacturing and test capabilities and certain office equipment. Such leases expire through June 2000. Rent expense for the years ended June 30, 1998 and 1997 was $5,252 and $5,252 respectively. Future minimum rental payments under noncancelable operating leases as of June 30,1998 are as follows:



                              Year Ending
                              June 30,                           Amount

                              1999                               $5,252
                              2000                                3,532
                              Total                              $8,784




                          LOGITEK,INC.
                    Notes to Financial Statements

NOTE 7 - Long-Term Debt
Long-term debt consists of the following:
                                                           June 30,
                                                    1998            1997
Mortgage payable to NY Job Development
Authority (JDA) in monthly installments
of $2,656 including interest (8.25%  at
June 30, 1998 and 1997) through June 2004,
collateralized by restricted cash, building and
improvements with a net book value of
approximately $406,822 (a)                        $135,632      $  154,340

Mortgage payable to Long Island
Development Corp. (LIDC) in monthly
installments of $4,427, including
interest at 14.296% through June 2004,
subordinate to the JDA mortgage,
collateralized by restricted cash, land,
building and improvements with a net
book value of $406,822  (b)                        208,253          229,340

Notes payable to a bank in monthly
installments in the aggregate amount of
$3,125 plus interest at 1.5% above prime
through October 1998, collateralized by
a secondary lien on all assets
of the Company (d)                                     0             44,098
Term loan payable to bank (c)                       47,000          116,000
Total debt                                         390,885          543,778
Less: Current Portion                              (90,525)        (145,182)
Total Long term debt                              $300,360         $398,596

(a) Interest rate varies in response to market conditions. This mortgage is guaranteed by the U.S. Small Business Administration. The loan contains restrictive convenants including default if the Company defaults on any superior debt.
(b) This mortgage is personally guaranteed by the Company's president and principal stockholder.The mortgage contains restrictive covenants which include, among others,limiting property, plant and equipment additions in each year, obtaining written consent of the lender prior to incurring additional financing obligations and prior to transferring ownership of common stock belonging to the Company's president and principal stockholder. The mortgage is subordinated to the JDA mortgage.
(c) The term loan payable to bank requires monthly principal payments of $5,750 plus interest at 2% above the bank's prime rate ( 8.25% at June 30, 1998) through March 1999.
The note is collateralized by accounts receivable, inventory and certain machinery and equipment.
(d) Interest rate varies in response to market conditions.


                            LOGITEK,INC.
                        Notes to Financial Statements

Note 7-Long Term Debt -Continued
Aggregate long-term debt maturities for the five fiscal years subsequent to June 30, 1998 are:

                                 Year Ending June 30,            Amount
                                       1999                     $90,525
                                       2000                      48,991
                                       2001                      55,163
                                       2002                      62,134
                                       2003                      70,011
                                      Thereafter                 64,061
                                       Total                   $390,885


Note 8 - Retirement Plans
The Company has a defined contribution plan for all eligible employees under Internal Revenue Code Section 401(k). The plan states that the Company will provide a matching contribution of up to 25% of the first 3% of a participant's compensation as well as a discretionary payment. The Company has recorded expense associated with the plan of $41,500 and $30,000 for the years ended June 30, 1998 and 1997, respectively.

The Company has an Employee Stock Ownership Plan("ESOP") for the benefit of certain employees. As of June 30,1998 all shares in the ESOP have been earned and assigned to the respective employee's accounts. There is no expense associated with this plan for the years ended June 30, 1998 and 1997.

Note 9 - Income Taxes

The provision  for income taxes is as follows:

                                               Year Ended June 30,
                                                 1998       1997

Deferred : Federal                             $21,000     $ 9,000
         : State                                     0           0
Current  : Federal                             144,000      65,000
         : State                                 9,000       1,000
                                              $174,000    $ 75,000

Deferred income taxes result from temporary differences in the recognition of expenses for income tax and financial reporting purposes. Such differences result principally from the use for income tax purposes of accelerated depreciation.


                          LOGITEK,INC.
                  Notes to Financial Statements
Note 9-Income Taxes-Continued

The Company recognizes deferred tax assets or liabilities for the future tax consequences of events that have been recognized in its financial statements or tax returns. Accordingly, the Company has recorded a net deferred tax liability for the increase in income taxes payable in future years related to accumulated depreciation and inventory reserve.


The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax (assets) liabilities:

                                                1998        1997

  Federal                                   $ 52,000      $ 15,380
  New York State                              (7,000)           0

  Net deferred tax liability                $ 45,000      $ 15,380


Income taxes were different from the amount computed by applying the federal statutory tax rate to income before income taxes due to the following:
                                              1998              1997
 Statutory rate                               34.0              34.0

 State income taxes(net of federal benefit)    1.1               3.0
 Income tax credits                           (5.8)            (20.5)
 Net change in items giving rise to
     deferred taxes                             .7               2.3
 Effective rate                               30.0              18.8


Note 10 - Stock  Options

The following options were granted, under a nonqualified stock option plan, during the years ended June 30, 1998 and June 30,1997. All options as of June 30, 1998 were exercisable for a total exercise price of $236,780.

                                             SHARES              RANGE OF
                                                             EXERCISE PRICE
Balance June 30,1996                        396,000               $.25
    Granted June 30,1997                     10,000               $.50
Balance June 30,1997                        406,000
    Granted June 30,1998                    225,000               $.70-$.81
    Expired June 30,1998                   (125,000)              $.25
Balance June 30,1998                        506,000



                                   LOGITEK, INC.
                            Notes to Financial Statements

Note 10 Stock Options -Continued

The exercise price of the options were set at fair market value on the date of grant. As of the balance sheet date no options have been exercised. All of the options, with the exception of a 250,000 share option held by a major shareholder, are exercisable no sooner than over five years, due to an annual limit of 20%. These remaining options are held by various employees and members of the board of directors.

Note 11 - Major Customers

During the year ended June 30,1998 the Company sold a substantial portion of its merchandise to four customers. Net sales to these customers were approximately $1,079,000(22%),$789,000 (16%) $368,000(8%) and 337,000(7%) .
At June 30,1998 amounts due from these customers and included in accounts receivable were $63,825,$129,450, $0 and $20,856,respectively.

During the year ended June 30,1997, the Company sold a substantial portion of its merchandise to three customers. Net sales to these customers accounted for $575,000 (14%),$868,000 (21%) and $ 933,000 (22%) At June 30,
1997 amounts due from these customers were $37,809,$59,545 and $110,769, respectively.


Note 12 - Treasury Stock

During the years ended June 30,1998 and 1997 the Company acquired 11,941 and 29,200 shares of treasury stock for $2,152 and $12,556,respectively. The treasury stock was recorded at cost.




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


Annual Stockholders' Meeting
The annual meeting of stockholders will be held at offices of Logitek, Inc., 101 Christopher Street., Ronkonkoma, N.Y. 11779 on November 23, 1998 at
6:00 P.M.