Form 10-Q
period 1998-09-30
LOGITEK INC /NY
filed 1998-11-05
CIK 812083

Form 10-QSB
                                                              CONFORMED
                    Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1998

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

As of September 30,1998, their were 3,382,859 shares of common stock outstanding.

                   LOGITEK, INC.
            Quarterly Report on Form 10-QSB

                     INDEX
                                                          Page #

Part 1:
FINANCIAL INFORMATION

Item 1. Financial Statements
        Balance Sheets as of September 30, 1998 and
        June 30, 1998                                                     3

        Statements of Operations and Retained Earnings
        for the Three Months Ended September 30, 1998 and 1997            4

        Statements of Cash Flows for the Three Months
        Ended September 30, 1998 and 1997                                 5

        Notes to Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         7

Part II:OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  9


        Signatures                                                       10

                       PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                              LOGITEK, INC
                              BALANCE SHEETS

ASSETS                                    September30,1998     June 30,1998

Current Assets:                              (Unaudited)
  Cash                                         $424,833          $429,713
  Accounts receivable,                          604,899           676,704
  Inventories                                 1,058,604         1,061,103
  Prepaid expenses and other                     11,857            15,332
Total Current Assets                          2,100,193         2,182,852

Property and equipment,less
  accumulated depreciation                      658,234           680,134
Other Assets:
  Deferred Income Taxes,State                     7,000             7,000
  Goodwill                                       34,441            34,441
  Other                                          47,649            48,695
     Total Assets                             2,847,517         2,953,122


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt             $81,220           $90,525
  Capitalized lease obligation,current           22,802            22,123
  Accounts payable                              301,991           324,736
  Accrued expenses                               85,610           194,398
     Total current liabilities                  491,623           631,782
Capitalized Lease Obligation,
     Less Current Portion                        70,099            75,350
Long-term debt, less current maturities         288,018           300,360
Deferred income taxes                            52,000            52,000
  Total Liabilities                             901,740         1,059,492
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized
  10,000,000 shares; issued 3,600,000 shares     36,000            36,000
  Capital in excess of par value                280,355           280,355
  Retained earnings                           1,649,630         1,597,483
  Sub-total                                   1,965,985         1,913,838
  Less:
    Treasury shares,at cost,187,941 shares      (20,208)          (20,208)
      Total stockholders' equity              1,945,777         1,893,630
    Total liabilities and stockholders'equit $2,847,517        $2,953,122


                  See notes to the financial statements.


                               LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             For the Three Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                      1998             1997

Net sales                                          $1,089,905      $1,100,862

Cost of goods sold                                    708,642         652,133
  Gross profit                                        381,263         448,729

Operating expenses:
  Selling                                              78,108          91,916
  General and
   administrative                                     161,921         198,356
 Research and development                              55,305          37,699
  Total operating expenses                            295,334         327,971

Income (loss) from operations                          85,929         120,758

  Interest expense,net                                 13,782          16,320

Income (loss) before
 provision for income taxes                            72,147         104,438

Provision for income taxes                             20,000          44,000

Net income (loss)                                      52,147          60,438

Retained earnings,beginning of period               1,597,483       1,196,693

Retained earnings,end of period                    $1,649,630      $1,257,131

Per share amounts
  Net income (loss)                                     $.02           $.02

Weighted average shares
  outstanding                                       3,382,859       3,412,059

                       See Notes to financial statements



                                 LOGITEK INC.
                            STATEMENTS OF CASH FLOWS
             For the Three Months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                    1998             1997

Cash Flows from Operating Activities
Net income (loss)                                   $52,147        $60,438

Adjustments to reconcile net
 income (loss) to cash provided
 by operating activiities:
   Depreciation                                      21,900         23,250
   Accounts receivable                               71,805         48,490
   Inventories                                        2,499         45,290
   Prepaid expenses and other                         3,475         28,862
   Other assets                                       1,046           (228)
   Accounts payable                                 (22,745)       (69,991)
   Accrued expenses                                (108,788)       (55,392)
   Deferred Taxes                                       0           10,000
 Total adjustments                                  (30,808)        30,281

 Net cash provided by (used in) operating
   activities                                        21,339         90,719
Cash Flows from Financing Activities:
   Repayment of Long Term Debt                      (26,219)       (40,007)
   Purchase of Property, Plant and Equipment            0              0
     Net cash (used in) financing activities        (26,219)       (40,007)
  Net increase (decrease) in cash                    (4,880)        50,712
Cash, beginning of period                           429,713        393,797
Cash, end of period                                $424,833       $444,509

Supplemental disclosures:
  Cash paid for:
    Interest                                         13,782         16,320

                      See notes to financial statements


                              LOGITEK, INC.
                      Notes to Financial Statements

Note 1 - Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit,pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required therein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 1998.

The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories

Inventories consisted of the following:


                               September 30,                   June 30,
                                   1998                          1998
 Raw materials                   $545,828                     $547,117
 Work-in-process                  346,941                      347,760
 Finished goods                   165,835                      166,226
      Total                    $1,058,604                   $1,061,103


For the three months ended September 30, 1998 the Company used the gross profit method to calculate ending inventory values.

Note 3 - Provision for Income Taxes

The provision for income taxes differs from the amounts computed by applying the federal income tax rate to the income before income taxes due to the following:


                                                       September 30,
                                                            %
                                                      1998      1997
Statutory rate                                        34.0      34.0
State income taxes, net of federal tax benefit         2.0       2.0
Utilization of tax credit                            (10.3)     (6.0)
Other                                                  2.0      12.0
Effective tax rate                                    27.7      42.0



                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


The following table presents selected financial information for the periods September 30, 1998 and 1997.

                                                       Three Months Ended
                                                           September 30,
                                                      1998            1997

Net sales                                          $1,089,905     $1,100,862

Gross profit                                         $381,263       $448,729

Gross margin                                           35.0%          40.8%

Net income (loss)                                     $52,147       $60,438

Net income (loss), per share                            $0.02        $0.02


General

Logitek, Inc. (the "Company") reported net income of $52,147 for the three months ended September 30, 1998 versus $60,438 for the prior year period.

The Company's sales backlog is aproximately $1,750,000 at September 30, 1998 versus $2,500,000 at September 30, 1997.

Results of Operations

Net sales for the three months ended September 30,1998 were $1,089,905 compared to $1,100,862 or an decrease of $10,957, or 1%, from the prior year period. This decrease is the result of certain jobs being delayed awaiting engineering release. These releases are expected to occur early in the second quarter.

Gross profit decreased to 35.0% in the quarter ended September 30, 1998 compared to 40.8% for the prior year quarter. This decrease in gross profit is a result of the Company's committment to additional labor in the engineering and quality control areas. The Company belieives this investment will pay off in the near term.

Operating expenses for the three months ended September 30, 1998 decreased $32,637 or 10% This occurred as a result of the Company continuing to maintain tight cost controls over its general and administrative expenses as well as its general overhead.

Liquidity

As of September 30 and June 30, 1998 the Company had cash on hand of $424,833 and $429,713, respectively; and, as of September 30, 1998 the Company's current ratio was 4.27 compared to 3.46 at June 30, 1998. Total borrowings were $462,139 at September 30, 1998 and $488,358 at June 30, 1998 for a
decrease of $26,219 while accounts payable and accrued expenses decreased $138,533.


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





                                          LOGITEK, INC.
                                          Registrant






 Date:            11/ 5/ 98         By:  /s/ Herbert L. Fischer
                                             Herbert L. Fischer
                                             President and
                                             Chief Executive Officer





 Date:            11/ 5/ 98         By:  /s/ Herbert L. Fischer
                                             Herbert L.Fischer
                                             Chief Financial Officer