Form 10-Q
period 1998-12-31
LOGITEK INC /NY
filed 1999-02-17
CIK 812083

Form 10-QSB
                                                          CONFORMED
                  Securities and Exchange Commission
                      Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 1998

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

As of November 1, 1998, their were 3,375,731 shares of common stock outstanding.

                   LOGITEK, INC.
             Quarterly Report on Form 10-QSB

                   INDEX

                                                          Page #
Part 1:
FINANCIAL INFORMATION

Item 1. Financial Statements
        Balance Sheets as of December 31, 1998
        and June 30, 1998                                       3

        Statements of Operations and Retained Earnings
        for the Six and Three Months Ended
        December 31, 1998 and 1997                              4

        Statements of Cash Flows for the Six and
        Three Months Ended December 31, 1998 and 1997           5

        Notes to Financial Statements                           6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations           6


Part II:OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders      9

Item 6.Exhibits and Reports on Form 8-K

       a) Exhibits                                              9
       b) Reports on Form 8-K

Signatures                                                     10

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                              LOGITEK, INC
                              BALANCE SHEETS

ASSETS                                      December 31,1998   June 30, 1998

Current Assets:                                      (unaudited)

  Cash                                           $491,851        $429,713
  Accounts Receivable                             625,835         676,704
  Inventories (Note 2)                          1,121,104       1,061,103
  Prepaid expenses and other                       33,025          15,332
    Total Current Assets                        2,271,815       2,182,852
Property and equipment, less
    accumulated depreciation                      636,334         680,134
Other Assets:
Deferred Income Taxes, State                        7,000           7,000
Goodwill                                           34,441          34,441
Other                                              47,550          48,695
   Total Assets                                $2,997,140      $2,953,122

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion of long-term debt               $58,452         $90,525
  Capitalized lease obligation, current            23,879          22,123
  Accounts payable                                367,284         324,736
  Accrued expenses                                139,603         194,398
     Total current liabilities                    589,218         631,782
Capitalized lease obligation,
  less current portion                             59,878          75,350
Long-term debt, less current maturities           278,776         300,360
Deferred income taxes                              52,000          52,000
  Total Liabilities                               979,872       1,059,492
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value; authorized
 10,000,000 shares; issued 3,600,000 shares        36,000          36,000
 Capital in excess of par value                   280,355         280,355
 Retained earnings                              1,721,121       1,597,483
  Sub-total                                     2,037,476       1,913,838
  Less:
   Treasury shares,at cost,187,941 shares         (20,208)        (20,208)
      Total stockholders' equity                2,017,268       1,893,630
   Total liabilities and stockholders' equity  $2,997,140      $2,953,122



                  See notes to the financial statements.

                                  LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         For the Three and Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)

                               Three Months Ended        Six Months Ended
                                  December 31,             December 31,
                                 1998       1997           1998       1997

Net sales                   $1,220,949   $1,209,400    $2,310,854 $2,310,262

Cost of goods sold             719,298      757,353     1,427,940  1,409,486
  Gross profit                 501,651      452,047       882,914    900,776

Operating expenses:
  Selling                      114,536       72,997       192,644    164,913
  General and
   administrative              187,494      152,763       349,415    351,119
  Research and development      95,805       40,221       151,110     77,920
  Total operating expenses     397,835      265,981       693,169    593,952

Income (loss) from operations  103,816      186,066       189,745    306,824

Other (income) expense:
  Interest expense, net         17,325       12,245        31,107     28,565
Total other (income) expense    17,325       12,245        31,107     28,565

Income (loss) before
 provision for income taxes     86,491      173,821       158,638    278,259

Provision for income taxes      15,000       70,000        35,000    114,000

Net Income (Loss)               71,491      103,821       123,638    164,259

Retained earnings ,
beginning of period          1,649,630    1,257,131     1,597,483  1,196,693

Retained earnings,
end of period               $1,721,121   $1,360,952    $1,721,121 $1,360,952

Per share amounts
Net Income (loss)               $0.02       $0.03         $0.04       $0.05


Weighted average shares
outstanding                  3,375,731    3,412,059     3,375,731  3,412,059


                      See notes to financial statements.

                                  LOGITEK INC.
                            STATEMENTS OF CASH FLOWS
          For the Three and Six Months Ended December 31,1998 and 1997
                                  (Unaudited)

                               Three Months Ended          Six Months Ended
                                  December 31,              December 31,
                                  1998        1997          1998       1997

Net income (loss)               $71,491      $103,821     $123,638  $164,259
Adjustments to reconcile net
income (loss) to cash provided
 (used) by operations:
    Depreciation                 21,900        23,250       43,800    46,500
    Accounts Receivable         (20,936)     (337,884)      50,869  (289,394)
    Inventories                 (62,500)      (55,501)     (60,001)  (10,211)
    Prepaid expenses and other  (21,168)      (27,409)     (17,693)    1,459
    Other assets                     99         1,136        1,145       908
    Accounts Payable             65,293        41,966       42,548   (28,025)
    Accrued Expenses             53,993        80,194      (54,795)   24,983
    Deferred taxes                  0          30,000           0     40,000
  Total adjustments              36,681      (244,248)       5,873  (213,780)
Net cash provided(used) by
  operating activities          108,172      (140,427)     129,511   (49,521)

Cash flows from investing activities:
 Purchase of equipment              0            0            0         0
Net cash provided by
 investing activities               0            0            0         0
Cash flows from financing activities:
 Repayment of long term debt     (32,010)     (34,699)   (53,657)   (71,795)
 Capitalized lease obligation     (9,144)      (7,439)   (13,716)   (10,537)
Net cash (used) by
    financing activities         (41,154)     (42,138)   (67,373)   (82,332)

Net increase (decrease) in cash   67,018     (182,565)    62,138    (131,853)
Cash, beginning of period        424,833      444,509    429,713     393,797

Cash,end of period               491,851      261,944    491,851     261,944

Supplemental disclosures:
  Cash paid for :
     Interest                    $16,503      $18,546    $30,285     $35,510


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

The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories

Inventories consisted of the following:

                             December  31,1998           June 30,1998
         Raw materials           $579,118                   $547,117
         Work-in-process          355,760                    347,760
         Finished goods           186,226                    166,226
              Total            $1,121,104                 $1,061,103


For the six months ended December 31, 1998 the Company used the gross profit method to calculate ending inventory values.





Note 3 - Provision for Income Taxes

Income taxes were different from the amounts computed by applying the federal income tax rate to the income before taxes due to the following:



                              Three Months Ended        Six Months Ended
                              12/31/98   12/31/97      12/31/98   12/31/97
  Statutory rate                34%         34%           34%       34%

  State income taxes, net of
   federal tax benefit           2           4             2          4

  General Business Credit      (19)         (6)          (14)        (6)

  Deferred Tax Provision         0           8             0          8

  Effective Tax Rate            17%         40%           22%        40%





CONDITION AND RESULTS  OF OPERATIONS

The following table presents selected financial information for the periods
 December 31,1998 and 1997, respectively.

                            Three Months Ended          Six Months Ended
                                 December 31,               December 31,

                             1998      1997             1998       1997
   Net sales             $1,220,949  $1,209,400       $2,310,854 $2,310,262
   Gross profit            $501,651    $452,047         $882,914   $900,776
   Gross margin              41.1%       37.4%            38.2%     38.9%
   Operating expenses      $397,835    $265,981         $693,169   $593,952
   Net income               $71,491    $103,821         $123,638   $164,259
   Net income per share      $0.02       $0.03            $0.04     $0.05




      General

Logitek, Inc. (the "Company") reported a profit of $123,638 for the six months ended December 31, 1998 versus a profit of $164,259 for the prior year period.For the quarter ended December 31, 1998 the Company reported a profit of $71,491 compared to a profit of $103,821 for the prior year quarter. The Company's sales backlog is approximately $2,000,000 at December 31,1998.This represents a decrease from prior periods. The Company is awaiting orders from customers that have been delayed until completion of special designs for several significant programs. The Company believes that ongoing repeat business for these prograams will materialize in the near term. Other programs in which the special designs have already been completed are also experiencing delay in order placement.It is expected that these situations will be cleared during the third quarter at which time backlog should return to expected levels.In the meantime, the Comapny expects lower sales levels during the third and possibly fourth quarters.



   Results of Operations

Net sales for the first six months of fiscal 1998 were $2,310,854 compared to $2,310,262, or an increase of $592. Net sales for the quarter ended December 31, 1998 were $1,220,949 compared to $1,209,400 or an increase of $11,549.

Gross profit decreased to 38.2% in the current six month period compared to 38.9% for the prior year. This decrease is considered minor and the Company believes its margins will remain strong in the future.

Operating expenses for the six months ended December 31, 1998 increased $99,217.This occurred as a result of additional selling and research and development costs. The selling expense is primarily advertising costs.
The research costs are being incurred as the Company is undertaking product modifications , for major customers specifications. These are the orders discussed above which the Company believes will be coming in the near term. While it is generally management's policy not to undertake special design efforts, the significance of these programs warrants these efforts.


    Liquidity

As of December 31, 1998 and June 30, 1998 the Company had cash on hand of $491,851 and $429,713 respectively; and, as of December 31, 1998 the Company's current ratio was 3.86 compared to 3.46 as of June 30, 1998. Total borrowings were $420,985 at December 31, 1998, $488,358 at June 30, 1998 and $516,084 at December 31, 1997.

The Company does not anticipate any new borrowings, however, if the need arises to purchase equipment in its continuing effort to modernize its manufacturing capability it is he Company's intention to lease such equipment rather than purchase in order to conserve as much cash as possible.

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's regularly scheduled Annual Meeting held on November 30,1998 the following votes were recorded:

 1.To elect a board of three directors, each to serve for a term of one year or until his successor shall have been duly elected and qualified:

                                            Votes Cast
                                   For   Against   Abstained

      Herbert L. Fischer       3,112,945    500        0
      Howard Fein              3,112,945    500        0
      Francis Vuccii           3,112,945    500        0


 2. To elect Marcum & Kliegman, Certified Public Accountants as the Company's independent certified accountants:

                                                  Votes Cast
                                       For   Against   Abstained
                                   3,112,945     500                 0


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - There are no exhibits being filed with this report.

     (b)  Reports on Form 8-K - None

                                SIGNATURES



Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             LOGITEK, INC.
                                              Registrant






   Date:  2/16/99             By:  /s/ Herbert L. Fischer
                                       Herbert L. Fischer
                                       President and
                                     Chief Executive Officer