Form 10-Q
period 1999-03-31
LOGITEK INC /NY
filed 1999-05-12
CIK 812083

Form 10-QSB
                                                           CONFORMED
                 Securities and Exchange Commission
                      Washington, D.C. 20549

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   March 31, 1999

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

 Common Stock, $.01, par value                 None
 Title of Class            Name of each exchange on which registered

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for
the past 90 days.  Yes  X   No

As of November 1,1998, their were 3,375,731 shares of common stock outstanding.

                   LOGITEK, INC.
                   Quarterly Report on Form 10-QSB


                   INDEX

                                                               Page #

Part 1:FINANCIAL INFORMATION

Item 1.Financial Statements
       Balance Sheets as of March 31, 1999 and June 30, 1998       3

       Statements of Operations and Retained Earnings for the
       Nine and Three Months Ended March 31, 1999 and 1998         4

       Statements of Cash Flows for the Nine and Three Months
       Ended March 31, 1999 and 1998                               5

       Notes to Financial Statements                               6


Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                   7

Part II:OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders

Item 6.Exhibits and Reports on Form 8-K

        a)  Exhibits                                               9

        b)  Reports on Form 8-K                                    9


Signatures                                                        10

                      PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                              LOGITEK, INC
                              BALANCE SHEETS

ASSETS                                         March 31,        June 30
                                                 1999             1999
                                                     (unaudited)

Current Assets:
  Cash                                          $393,526        $429,713
  Accounts Receivable                            599,557         676,704
  Inventories (Note 2)                         1,123,604       1,061,103
  Prepaid expenses and other                      37,988          15,332
  Total Current Assets                         2,154,675       2,182,852

Property and equipment, less
    accumulated depreciation                     614,434         680,134
Other Assets:
Deferred Income Taxes, State                       7,000           7,000
  Goodwill                                        34,441          34,441
  Other                                           41,585          48,695
    Total Assets                               2,852,135       2,953,122


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of debt                        $47,395         $90,525
  Capitalized lease obligation                    24,405          22,123
  Accounts payable                               265,475         324,736
  Accrued expenses                               119,829         194,398
     Total current liabilities                   457,104         631,782
Capitalized lease obligation,less current portion 57,481          75,350
Long-term debt, less current maturities          265,093         300,360
Deferred income taxes                             52,000          52,000
  Total Liabilities                              831,678       1,059,492
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized
  10,000,000 shares; issued 3,600,000 shares      36,000          36,000
  Capital in excess of par value                 280,355         280,355
  Retained earnings                            1,724,310       1,597,483
  Sub-total                                    2,040,665       1,913,838
  Less:Treasury shares, at cost, 176,000 shares  (20,208)        (20,208)
      Total stockholders' equity               2,020,457       1,893,630
    Total liabilities and stockholders' equity$2,852,135      $2,953,122



                  See notes to the financial statements.

                                  LOGITEK, INC
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          For the Three and Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                              Three Months Ended         Nine Months Ended
                                  March 31,                  March 31,
                                  1999      1998           1999      1998
Net sales                    $1,002,260   $1,249,888   $3,313,114  $3,560,150

Cost of goods sold              678,099      703,348    2,106,039   2,112,834

Gross profit                    324,161      546,540    1,207,075   1,447,316

Operating expenses:
  Selling                        66,575       84,928      259,219     249,841
  General and
   administrative               183,606      203,770      533,021     554,889
  Research and development       53,638       52,834      204,748     130,754
  Total operating expenses      303,819      341,532      996,988     935,484


Income (loss) from operations    20,342      205,008      210,087     511,832

Other (income) expense:
  Interest expense, net          17,156       11,899       48,263      40,464
  Legal settlement (Note 4)          0           0            0           0
Total other (income) expense     17,156       11,899       48,263      40,464

Income (loss) before
 provision for income taxes       3,186      193,109      161,824     471,368

Provision for income taxes
      (Note 3)                      0         70,000       35,000     184,000

Net income (loss)                 3,186      123,109      126,824     287,368

Retained earnings,
 beginning of period             740,826     568,165      612,152     517,919


Retained earnings,
 end of period                 1,724,310    1,484,059   1,724,310   1,484,059

Per share amounts
Net income (loss)                 $0.00        $0.03       $0.04       $0.08


Weighted average shares
  outstanding                   3,375,731     3,412,059   3,375,731 3,412,059

                      See notes to financial statements.

                                LOGITEK, INC.
                            STATEMENTS OF CASH FLOWS
          For the Nine and Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                              Three Months Ended      Nine Months Ended
                                    March 31,              March 31,

                                   1999    1998         1999     1998

Net income (loss)                $3,186  $123,109    $126,824  $287,368

Adjustments to reconcile net
  income (loss) to cash provided
  (used) by operations:
   Depreciation                  21,900   23,250       65,700   69,750
   Accounts receivable           26,278  150,981       77,147 (138,413)
   Inventories                   (2,500)  30,500      (62,501)  20,289
   Prepaid expenses and other    (4,910)  13,517      (22,651)  14,973
   Other assets                   5,915   (4,241)       7,110   (3,333)
   Accounts payable            (101,809) (76,039)     (59,261)(104,064)
   Accrued expenses             (19,774)  85,159      (74,569) 109,955
   Deferred taxes                   0     10,000          0     50,000
 Total adjustments              (74,900) 233,127      (69,025)  19,157

Net cash provided (used) by
   operating activities         (71,714) 356,236       57,799  306,525


Cash flows from investing activities:
   Acquisition of equipment          0  (25,992)           0   (25,992)

Net cash provided by
  investing activities               0  (25,992)           0   (25,992)

Cash flows from financing activities:
  Repayment of long-term debt  (24,740) (38,137)       (78,397)(109,742)
  Capitalized lease obligation  (1,871)  (6,245)       (15,589) (16,782)

Net cash (used) by
   financing activities        (26,611) (44,382)       (93,986)(126,524)


Net increase (decrease)in cash (98,325)  285,862       (36,187) 154,009

Cash, beginning of period       491,851  261,944        429,713  393,797


Cash, end of period            $393,526 $547,806       $393,526 $547,806

Supplemental disclosures:
  Cash paid for:
    Interest                    $17,156  $11,899        $48,263  $40,464


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

The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - Inventories
Inventories consisted of the following:

                                        March 31,              June 30,
                                          1999                   1998

 Raw materials                          $609,618             $547,117
 Work-in-process                         347,760              347,760
 Finished goods                          166,226              166,226

           Total                      $1,123,604           $1,061,103

For the three and nine months ended March 31,1999 the Company used the gross profit method to calculate ending inventory values.

Note 3 - Provision for Income Taxes
Income taxes were different from the amounts computed by applying the federal income tax rate to the income before taxes due to the following:



                           Three Months Ended          Nine Months Ended
                           3/31/99    3/31/98          3/31/99   3/31/98

Statutory rate               34%         34%             34%      34%
State income taxes,net of
  federal tax benefit         2           4               2        4

Deferred Tax Provision        0           6               0       10

General business credit     (36)         (8)            (14)      (9)


Effective tax rate           00%         36%             22%      39%





                                  ITEM 2
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

The following table presents selected financial information for the periods March 31, 1999 and 1998, respectively.

                                  Three Months Ended     Nine Months Ended
                                       March  31,              March 31,

                                    1999      1998          1999    1998

Net sales                      $1,002,260  $1,249,888  $3,313,114 $3,560,150

Gross profit                     $324,161    $546,540  $1,207,075 $1,447,316

Gross margin                        32.3%      43.7%      36.4%     40.7%

Operating expenses               $303,819    $341,532    $996,988  $935,484

Legal settlement income              -            -          -        -

Net income (loss)                  $3,186     $123,109    $126,824  $287,368

General

Logitek, Inc. (the "Company") reported a profit of $126,824 for the nine months ended March 31, 1999 versus a profit of $287,368 for the prior year period.For the quarter ended March 31, 1999 the Company reported a profit of $3,186 compared to a profit of $123,109 for the prior year quarter.

Results of Operations

Net sales for the first nine months of fiscal 1999 were $3,313,114 compared to $3,560,150 or a decrease of $247,036. Net sales for the quarter ended March 31, 1999 were $1,002,260 compared to $1,249,888 or an decrease of $247,628.

Gross profit decreased to 36.4% in the current nine month period compared to 40.7% for the prior year. This decrease is attributable to decreased sales with similar manufacturing overhead.

Operating expenses for the nine months ended March 31, 1999 increased $61,504. This occurred as a result of additional general and administrative overhead incurred.






Liquidity

As of March 31, 1999 and June 30, 1998 the Company had cash on hand of $393,526 and $429,713, respectively; and, as of March 31, 1999 the Company's current ratio was 4.71 compared to 3.46 as of June 30, 1998. Total borrowings were $394,374 at March 31, 1999,and $ 488,358 at June 30, 1998.
This represents a decrease of $93,984.

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

                        PART II - OTHER INFORMATION

Item 4. Exhibits and Reports on Form 8-K


         a) Exhibits- There are no exhibits being filed with this report

         b) Reports on Form 8-K

         On March 30,1999 Logitek announced that it had entered into an Agreement and Plan of Merger dated March 29,1999(the "Merger Agreement") with Herbert L. Fischer,solely in his capacity as trustee of, and on behalf of,the trust forming a part of the Logitek's Employee Stock Ownership Plan, North Atlantic Instruments, Inc., a New York corporation ("North Atlantic") and NAI, Inc., a New York corporation and wholly owned subsidiary of North Atlantic (" Merger Sub").
              Pursuant to the Merger Agreement, Merger Sub will be merged with and into Logitek with Logitek continuing as the surviving corporation and becoming a wholly owned subsidiary of North Atlantic. Each shareholder of Logitek, at the effective time of the merger, will receive $.915 per share,in cash,without interest, subject to adjustment based on the net worth of Logitek, in accordance with the provisions of the Merger Agreement. Consumnation of the merger is subject to the approval of the shareholders of Logitek and to certain specified closing conditions.

                                SIGNATURES



Pursuant to the requirements of The Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             LOGITEK, INC.
                                              Registrant






   Date:    5/12/99      By:            Herbert L. Fischer
                                        President and
                                        Chief Executive Officer